Form 10-Q
period 1997-06-30
CONTINENTAL NATURAL GAS INC
filed 1997-08-14
CIK 1038183

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Act of 1934 for the Quarterly Period ended
        June 30, 1997.

Commission File Number: 0-22867

                         CONTINENTAL NATURAL GAS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Oklahoma                                    73-1198957
-------------------------------                    -------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

     1412 South Boston, Suite 500
            Tulsa, Oklahoma                               74119
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

                                 (918) 582-4700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ ] Yes   [X] No

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of August 1, 1997, 6,000,000 common shares, $.01 par value, were outstanding.

                         CONTINENTAL NATURAL GAS, INC.

                                     INDEX

                                                                             PAGE
                                                                            NUMBER
                                                                            ------
PART I.       Financial Information:
              Item 1 -- Financial Statements (Unaudited)
              Consolidated Condensed Balance Sheets June 30, 1997 and
                  December 31, 1996.......................................     2
              Consolidated Condensed Statements of Operations Three and
                  Six Months Ended June 30, 1997 and 1996.................     3
              Consolidated Condensed Statements of Cash Flows
                  Six Months Ended June 30, 1997 and 1996.................     4
              Notes to Consolidated Condensed Financial Statements........     5
              Report of Review by Independent Accountants.................     6
              Item 2 -- Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................     7
PART II.      Other Information:
              Item 1 -- Legal Proceedings.................................    11
              Item 2 -- Changes in Securities.............................
              Item 3 -- Defaults Upon Senior Securities...................
              Item 4 -- Submission of Matters to a Vote of Security
                        Holders...........................................
              Item 5 -- Other Information.................................
              Item 6 -- Exhibits and Reports on Form 8-K..................
Signatures................................................................    12

                 CONTINENTAL NATURAL GAS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               JUNE 30,      DECEMBER 31,
                                                              -----------    ------------
                                                                 1997            1996
                                                              -----------    ------------
                                                              (UNAUDITED)
                                                                    (IN THOUSANDS)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................     $  5,601      $ 21,078
  Accounts receivable:
     Trade, net of allowance for doubtful accounts of
      $259..................................................       24,988        44,931
     Affiliates.............................................        4,773         5,969
     Other..................................................        1,113         1,150
  Notes receivable -- affiliates............................           18            18
  Gas inventory.............................................        1,256         3,149
  Prepaid expenses..........................................           94           164
                                                                 --------      --------
  Total current assets......................................       37,843        76,459
Investments.................................................          558           656
Property and equipment, net of accumulated depreciation
  and amortization of $8,015 for 1997 and $6,183 for 1996...       65,477        61,045
Deferred tax asset..........................................        6,539         7,075
Other assets................................................          702           694
                                                                 --------      --------
Total assets................................................     $111,119      $145,929
                                                                 ========      ========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................     $ 34,716      $ 56,708
  Affiliate payables........................................           --           464
  Contract advances.........................................        3,909        24,788
  Current portion of long-term debt.........................        3,117           867
  Current portion of capital lease obligations..............        1,342         1,165
                                                                 --------      --------
  Total current liabilities.................................       43,084        83,992
Long-term debt..............................................       38,123        32,946
Capital lease obligations...................................        6,942         6,583
Deferred gain on sale-leaseback.............................          193           254
                                                                 --------      --------
Total liabilities...........................................       88,342       123,775
Commitments and contingencies
Shareholders' equity
  Preferred stock, $.01 par value, 5,000,000 shares
     authorized, none issued................................           --            --
  Convertible preferred stock, $1 par value, $40,000
     liquidation value, 200 shares authorized and 149 shares
     issued and outstanding in 1996.........................           --            --
  Common stock, $.01 par value, 60,000,000 shares
     authorized and 3,457,159 shares issued in 1995 and
     3,919,156 issued in 1996 and 1997......................           39            39
  Additional paid-in capital................................       12,376        12,376
  Retained earnings.........................................       10,666        10,043
  Treasury stock, at cost...................................         (204)         (204)
  Receivable from stock sale................................         (100)         (100)
                                                                 --------      --------
  Total shareholders' equity................................       22,777        22,154
                                                                 --------      --------
Total liabilities and shareholders' equity..................     $111,119      $145,929
                                                                 ========      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                 CONTINENTAL NATURAL GAS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                      JUNE 30,                  JUNE 30,
                                               -----------------------   -----------------------
                                                  1997         1996         1997         1996
                                               ----------   ----------   ----------   ----------
                                                     (IN THOUSANDS EXCEPT PER SHARE DATA)
Natural gas sales............................  $   51,705   $   34,483   $  124,661   $   67,153
Natural gas sales -- related party...........       4,270           --       10,102           --
Natural gas liquids sales....................       9,097        6,813       17,978       13,007
Gathering fees...............................       1,266          536        2,109          536
Other........................................          (9)         234            6          690
                                               ----------   ----------   ----------   ----------
Total operating revenue......................      66,329       42,066      154,856       81,386
                                               ----------   ----------   ----------   ----------
Operating costs and expenses:
  Cost of purchased gas......................      61,176       38,383      142,593       72,876
  Operating expenses.........................       1,518        1,473        3,077        2,855
  General and administrative.................       1,756        1,101        3,598        2,411
  Depreciation, depletion and amortization...         933          663        1,832        1,136
                                               ----------   ----------   ----------   ----------
  Total operating costs and expenses.........      65,383       41,620      151,100       79,278
                                               ----------   ----------   ----------   ----------
Operating income.............................         946          446        3,756        2,108
                                               ----------   ----------   ----------   ----------
Other income (expense):
  Interest income............................         131           28          411           74
  Equity in loss of investee.................         (30)         (24)         (63)         (52)
  Interest expense...........................      (1,315)        (649)      (2,781)        (975)
  Other, net.................................          42           41           90           84
                                               ----------   ----------   ----------   ----------
  Total other income (expense)...............      (1,172)        (604)      (2,343)        (869)
                                               ----------   ----------   ----------   ----------
Income before income taxes...................        (226)        (158)       1,413        1,239
Income tax (expense) benefit.................          86            1         (566)         (29)
                                               ----------   ----------   ----------   ----------
Net income (loss)............................  $     (140)  $     (157)  $      847   $    1,210
                                               ==========   ==========   ==========   ==========
Net income (loss) per common share:
  Primary....................................  $     (.07)  $     (.08)  $      .17   $      .26
                                               ==========   ==========   ==========   ==========
  Fully diluted..............................  $     (.07)  $     (.08)  $      .16   $      .25
                                               ==========   ==========   ==========   ==========
Weighted average common shares outstanding:
  Primary....................................   3,613,153    3,613,153    3,613,153    3,459,155
  Fully diluted..............................   3,613,153    3,613,153    3,805,873    3,649,685

   The accompanying notes are an integral part of the consolidated financial statements.

                 CONTINENTAL NATURAL GAS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
                                                                  (UNAUDITED)
                                                                 (IN THOUSANDS)
Cash Flows from operating activities:
  Net income................................................  $    847    $  1,210
                                                              --------    --------
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation, depletion and amortization...............     1,833       1,136
     Amortization of debt issuance costs....................        76         120
     Gain on disposition of assets..........................       (61)        (61)
     Equity in loss of investee.............................        63          51
     Deferred income tax benefit............................       536          --
     Noncash compensation on stock issuance.................        --          46
     Changes in operating assets and liabilities
       Accounts receivable..................................    21,177      (4,785)
       Gas inventory........................................     1,892      (1,385)
       Prepaid expenses.....................................        70          24
       Accounts payable.....................................   (21,563)      8,162
       Contract advance.....................................   (20,879)         --
                                                              --------    --------
          Total Adjustments.................................   (16,856)      3,308
                                                              --------    --------
  Net cash provided by (used in) operating activities.......   (16,009)      4,518
                                                              --------    --------
Cash flows from investing activities:
  Capital expenditures......................................    (6,043)    (24,846)
  (Increase) decrease in investments........................        34          --
                                                              --------    --------
  Net cash used in investing activities.....................    (6,009)    (24,846)
                                                              --------    --------
Cash flows from financing activities:
  Dividends paid............................................      (224)         --
  Principal payments on long--term debt.....................      (434)     (1,572)
  Proceeds of long--term debt...............................     7,861      20,443
  Debt issuance costs.......................................       (83)       (302)
  Principal payments under capital lease obligations........      (579)       (264)
                                                              --------    --------
  Net cash provided by financing activities.................     6,541      18,305
                                                              --------    --------
  Net decrease in cash and cash equivalents.................   (15,477)     (2,023)
  Cash and cash equivalents at beginning of year............    21,078       4,656
                                                              --------    --------
  Cash and cash equivalents at end of year..................  $  5,601       2,633
                                                              ========    ========
  Supplemental disclosure of cash flow information:
     Interest paid..........................................  $  1,881    $    845
                                                              ========    ========
     Income taxes paid......................................  $    460    $    100
                                                              ========    ========

     The accompanying notes are integral part of the consolidated financial statements.

                         CONTINENTAL NATURAL GAS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PREPARATIONS AND PRESENTATION

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary (all adjustments are of a normal recurring nature) to present fairly the financial position of the Company as of June 30, 1997 and the results of its operations for the three and six month periods ended June 30, 1997, and 1996 and cash flows for the six months ended June 30, 1997 and 1996. Results for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be realized during the full year. The year end consolidated balance sheet data was derived from the audited financial statements (included in the Company's Registration Statement on Form S-1) but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financials included in the Form S-1.

NOTE 2 -- INITIAL PUBLIC OFFERING

     The Company completed an initial public offering of Common Stock on August 6, 1997, selling 2,115,000 shares for $11.25 per share, yielding net proceeds of approximately $21.4 million. The proceeds have been used to pay $17.3 million on the Company's term loan facility, to pay $0.6 million in accrued dividends on its Convertible Preferred Stock and the remainder for other general purposes.

NOTE 3 -- NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"). FAS 128 will change the computation, presentation and disclosure requirements for earnings per share. FAS 128 requires the presentation of "basic" and "diluted" earnings per share, as defined, for all entities with complex capital structures. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior period earnings per share amounts. The Company has not yet determined the impact that FAS 128 will have on its earnings per share when adopted.

                       REPORT OF INDEPENDENT ACCOUNTANTS

     We have reviewed the accompanying consolidated balance sheet of Continental Natural Gas, Inc. and Subsidiaries as of June 30, 1997, and the related consolidated statements of operations for the three and six months ended June 30, 1997 and 1996, and cash flows for the six months ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Continental Natural Gas Inc and subsidiaries at December 31, 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended (not presented herein); and our report dated March 21, 1997 expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet at December 31, 1996, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                                            COOPERS & LYBRAND L.L.P.

Tulsa, Oklahoma
August 13, 1997

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

SAFE HARBOR STATEMENT

     From time to time, the Company may publish forward-looking statements relating to certain matters including anticipated financial performance, business prospects, anticipated capital expenditures and other similar matters. All statements other than statements of historical fact contained in this Form 10-Q or in any other report of the Company are forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of that safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. In addition, The Company disclaims any intent or obligation to update those forward-looking statements.

RESULTS OF OPERATIONS

     The Company's results of operations are determined primarily by the volume of natural gas purchased, processed and resold in its natural gas gathering systems and processing plants. The Company also purchases for resale natural gas unrelated to its gathering or processing business ("off-system gas") which contributes to its profitability. Acquisitions in the first half of 1996, of approximately 800 miles of natural gas gathering lines located throughout the Texas panhandle (the "Texas Gathering Assets"), have had a significant impact on the Company's results of operations.

     Fluctuations in the price levels of natural gas and natural gas liquids ("NGLs") also affect results of operations since the Company generally receives a portion of the natural gas and NGLs revenue from natural gas throughput. Most of the Company's operating expenses do not vary materially with changes in natural gas throughput volume on existing systems; thus, increases or decreases in volumes on existing systems generally have a direct effect on the Company's profitability. Conversely, operating expenses such as compression rental and compression maintenance expenses vary with volume changes as compressor units are added or removed accordingly.

  Second Quarter 1997 Compared to Second Quarter 1996

     Revenues. Total operating revenue increased 58% to $66.3 million for the second quarter of 1997 as compared to $42.1 million for the same period in 1996. Total natural gas sales increased 62% to $56.0 million for the second quarter of 1997 from $34.5 million for the same period in 1996 primarily as a result of a $19.8 million volume-related increase due to sales of 282.1 MMcf/d in 1997 compared to 179.2 MMcf/d in 1996. This increase in volume resulted mainly from increases in off-system gas marketing sales.

     NGL sales increased 34% to $9.1 million for the second quarter of 1997 as compared to $6.8 million for the same period last year as a result of a $1.5 million price-related increase due to average NGL sales prices of $0.35 per gallon in 1997 compared to $0.30 per gallon in 1996 and a $0.8 million volume-related increase due to increased natural gas processing throughput.

     Gathering fees earned increased to $1.3 million for the second quarter of 1997 as compared to $0.5 million for the same period in 1996 as a result of the Texas Gathering Assets acquired during the second quarter of 1996.

     Costs and Expenses. Total operating costs and expenses increased 57% to $65.4 million for the second quarter of 1997 compared to $41.6 million for the same period in 1996. Total natural gas costs increased 59% to $61.2 million in 1997 from $38.4 million in 1996 as a result of increases in price and volume. The $3.4 million price-related increase (resulting from a change in average purchase prices of $2.19 per Mcf in 1997 from $2.07 per Mcf in 1996) was mitigated by approximately $0.6 million of avoided gathering fees caused by the integration of the Texas Gathering Assets into the Company's processing business. A $19.4 million volume-related increase resulted from purchases of
310.7 MMcf/d in 1997 compared to 206.5 MMcf/d in 1996. This increase in volume resulted primarily from increases in off-system gas marketing purchases.

     General and administrative expenses increased 59% to $1.8 million for the second quarter of 1997 from $1.1 million in the same period last year. This increase was due primarily to the addition of marketing personnel and administrative support activities related to the Texas Gathering Assets.

     Depreciation, depletion and amortization increased to $0.9 million for the second quarter of 1997 from $0.7 million for the same period in 1996 principally due to the acquisition of the Texas Gathering Assets and expansions at the Company's Beaver processing plant.

     Other Income (Expense). Interest income increased to $131,000 for the second quarter of 1997 from $28,000 for the second quarter of 1996 due to increased cash investments associated with contract advances received in the fourth quarter of 1996. During these same time periods, interest expense increased 102% to

$1.3 million from $0.6 million due primarily to additional debt incurred to finance the acquisition of the Texas Gathering Assets during the second quarter of 1996.

     Income Taxes. For 1997, the Company's effective income tax rate approximates the sum of the federal and state statutory rates while in 1996, the Company's effective tax rate was significantly impacted by its net operating loss carryforwards.

  Six months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

     Revenues. Total operating revenue increased 90% to $154.9 million for the six months ended June 30, 1997 as compared to $81.4 million for the same period in 1996. Total natural gas sales increased 101% to $134.8 million for the six months ended June 30, 1997 from $67.2 million for the same period in 1996 as a result of a $21.2 million price-related increase due to average sales prices of $2.65 per Mcf in 1997 compared to $2.23 per Mcf in 1996 and a $46.4 million volume-related increase due to sales of 282.5 MMcf/d in 1997 compared to 167.1 MMcf/d in 1996. This increase in volume resulted primarily from increases in off-system gas marketing sales.

     NGL sales increased 38% to $18.0 million for the six months ended June 30, 1997 as compared to $13.0 million for the same period last year primarily as a result of a $3.5 million price-related increase due to average NGL sales prices of $0.36 per gallon in 1997 compared to $0.29 per gallon in 1996.

     The Company earned gathering fees of $2.1 million for the six months ended June 30, 1997 as compared to $0.5 million for the same period in 1996 as a result of the acquisition of the Texas Gathering Assets.

     Costs and Expenses. Total operating costs and expenses increased 91% to $151.1 million for the six months ended June 30, 1997 as compared to $79.3 million for the same period in 1996. Total natural gas costs increased 96% to $142.6 million in 1997 from $72.9 million in 1996 as a result of increases in price and volume. The $25.3 million price-related increase (resulting from a change in average purchase prices of $2.56 per Mcf in 1997 from $2.10 per Mcf in
1996) was mitigated by approximately $1.1 million of avoided gathering fees caused by the integration of the Texas Gathering Assets into the Company's processing business. A $44.5 million volume-related increase resulted from purchases of 309.7 MMcf/d in 1997 compared to 192.4 MMcf/d in 1996. This increase in volume resulted primarily from increases in off-system gas marketing purchases.

     Operating expense increased to $3.1 million for the six months ended June 30, 1997 from $2.9 million for the same period in 1996. This was due mainly to operating activities from the acquisition of the Texas Gathering Assets.

     General and administrative expenses increased 49% to $3.6 million for the six months ended June 30, 1997 from $2.4 million in the same period last year. This increase was due primarily to the addition of marketing personnel and administrative support activities related to the Texas Gathering Assets.

     Depreciation, depletion and amortization increased 61% to $1.8 million for the six months ended June 30, 1997 from $1.1 million for the same period in 1996 principally due to the acquisition of the Texas Gathering Assets and expansions at the Company's Beaver processing plant.

     Other Income (Expense). Interest income increased to $0.4 million for the three months ended March 31, 1997 from $.1 million for the six months ended June 30, 1996 due to increased cash investments associated with contact advances received in the fourth quarter of 1996. During these same time periods, interest expense increased 185% to $2.8 million from $1.0 million due primarily to additional debt incurred to finance the acquisition of the Texas Gathering Assets.

     Income Taxes. Income tax expense increased to $0.6 million for the six months ended June 30, 1997 from $29,000 for the same period in 1996. For 1997, the Company's tax rate approximates the sum of the federal and state statutory rates while in 1996, the Company's effective tax rate was significantly impacted by its net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     General. The Company's primary sources of liquidity and capital resources historically have been net cash provided by operating activities and bank borrowings. The following summary table reflects comparative cash flows for the Company for the years six months ended June 30, 1997 and 1996:

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
                                                                 IN THOUSANDS
Net cash provided by (used in) operating activities.........  (16,009)     4,518
Net cash provided by (used in) investing activities.........   (6,009)   (24,846)
Net cash provided by (used in) financing activities.........    6,541     18,305

     For the six months ended June 30, 1997, net cash provided by operating activities decreased by approximately $20.5 million from the same period in 1996. This was mainly attributable to changes in working capital including the repayment of contract advances totalling $20.9 million. Excluding net changes in working capital components, the Company's operating activities generated $3.3 million for this period in 1997 and $2.5 million in 1996.

     Cash used in investing activities for the six months ended June 30, 1997 was primarily for expansion projects on the Texas Gathering Assets. Cash used in investing activities for the same period in 1996 was mainly for the acquisition of the Texas Gathering Assets in the second quarter of 1996.

     Cash provided by financing activities for the six months ended June 30, 1997 resulted from borrowing under the Company's revolving and term credit facility used for working capital requirements and funding various capital projects. Cash provided by financing activities for the same period in 1996 resulted mainly from long-term borrowing for the acquisition of the Texas Gathering Assets.

     Financing Facilities. The Company entered into a Credit Agreement with ING Capital Corporation as of December 30, 1996. The Credit Agreement contains a revolving facility and a term loan facility. The revolving facility has a maximum borrowing base of $25.0 million which had outstanding borrowings of $7.0 million as of June 30, 1997. Under the term loan facility approximately $34.2 million was outstanding as of June 30, 1997, while an additional $4.0 million was available for certain future acquisitions, including the acquisition of interests in a natural gas processing plant located in Laverne, Oklahoma. Interest rates under both the revolving facility and term facility are variable, at the Company's election, at: (i) up to 3/4% (depending upon the Company's financial performance) above the greater of (x) the arithmetic average of the prime rates announced by Chase Manhattan Bank, Citibank, N.A. and Morgan Guaranty Trust Company of New York or (y) the federal funds rate as published by the Federal Reserve Bank of New York plus 1/2%; or (ii) 1.375% to 2.5% (depending upon the Company's financial performance) above the London Interbank Offered Rate (LIBOR). Current interest payments on the revolving facility and repayments under the term facility began on January 31, 1997. The revolving facility contains a sub-limit permitting the Company to issue Letters of Credit amounting, in the aggregate, to $18.0 million. As of June 30, 1997, the aggregate amount outstanding under the Letters of Credit was $7.0 million.

     The Company has also entered into a Letter of Credit and Reimbursement Agreement with Christiania Bank, New York, Branch. Under the Reimbursement Agreement, Christiania Bank initially issued letters of credit in the aggregate amount of approximately $21.0 million to secure the Company's obligation under various contract advances. As of June 30, 1997, the aggregate amount outstanding under these Letters of Credit was $5.0 million. The Company pays a fee of 1 1/2% per annum for the amount of each Letter of Credit which is issued.

     The Company completed an initial public offering of Common Stock on August 6, 1997, selling 2,115,000 shares for $11.25 per share, yielding net proceeds of approximately $21.4 million. The proceeds have been used to pay $17.3 million on the Company's term loan facility, to pay $0.6 million in accrued dividends on its Convertible Preferred Stock and the remainder for other general corporate purposes.

SEASONALITY

     The Company's results of operations fluctuate from quarter to quarter, due to variations in the prices and sales volumes of NGLs and natural gas. The Company's primary NGL product is propane, which is used for agricultural and home heating in the Company's market areas. Demand and prices of propane usually increase during the winter season and decrease during the summer season. The Company's principal commodity, natural gas, is used primarily for heating fuel for homes and industry, and for electric power generation. Demand and prices for natural gas usually increase during the winter season. While the Company's gross revenues typically increase or decrease seasonally, profitability from natural gas processing operations is affected by the margins between the cost of natural gas purchased and the sales prices of the NGLs extracted, which may not follow seasonal patterns.

PART II---OTHER INFORMATION


Item 1.    Legal Proceedings.

           This information is previously reported in the Registrant's Registration Statement on Form S-1, File Number 333-25719, filed April 24, 1997, as amended.

Item 2.    Changes in Securities.

           This information is previously reported in the Registrant's Registration Statement on Form S-1, File Number 333-25719, filed April 24, 1997, as amended.

Item 3.    Defaults upon Senior Securities.

           Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

           Not applicable.

Item 5.    Other Information.

           Not applicable.

Item 6.    Exhibits and Reports on Form 8-K.

           (a)     Attached hereto are the following Exhibits:

           Exhibit No.                  Description
           -----------                  -----------
                 11    Statement regarding computation of per share earnings.

                 27    Financial Data Schedule.

           (b) No reports on Form 8-K were filed for the quarter for which this report is filed.

                                   SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CONTINENTAL NATURAL GAS, INC.


Date:  August 14, 1997
                                       By: /s/ GARRY D. SMITH
                                           -----------------------------------
                                           Garry D. Smith, Vice President,
                                           Controller and Chief Financial and
                                           Accounting Officer

                               INDEX TO EXHIBITS

Exhibit No.           Description
-----------           -----------
    11                Statement regarding computation of per share earnings.
    27                Financial Data Schedule.