Form 10-Q
period 1997-09-30
CONTINENTAL NATURAL GAS INC
filed 1997-11-14
CIK 1038183

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Act of 1934 for the Quarterly Period ended
        September 30, 1997.

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

[X] Yes   [ ] No

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of October 1, 1997, 6,315,000 common shares, $.01 par value, were outstanding.

                         CONTINENTAL NATURAL GAS, INC.

                                     INDEX

                                                                             PAGE
                                                                            NUMBER
                                                                            ------
PART I.       Financial Information:
              Item 1 -- Financial Statements (Unaudited)
              Consolidated Condensed Balance Sheets September 30, 1997 and
                  December 31, 1996.......................................   2
              Consolidated Condensed Statements of Operations Three and
                  Nine Months Ended September 30, 1997 and 1996...........   3
              Consolidated Condensed Statements of Cash Flows
                  Nine Months Ended September 30, 1997 and 1996...........   4
              Notes to Consolidated Condensed Financial Statements........   5
              Report of Review by Independent Accountants.................   6
              Item 2 -- Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................   7
PART II.      Other Information:
              Item 1 -- Legal Proceedings.................................  12
              Item 2 -- Changes in Securities.............................  12
              Item 3 -- Defaults Upon Senior Securities...................  13
              Item 4 -- Submission of Matters to a Vote of Security
                        Holders...........................................  13
              Item 5 -- Other Information.................................  14
              Item 6 -- Exhibits and Reports on Form 8-K..................  14
Signatures................................................................  15

                 CONTINENTAL NATURAL GAS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET

                                                             SEPTEMBER 30,   DECEMBER 31,
                                                             -------------   ------------
                                                                 1997            1996
                                                             -------------   ------------
                                                              (UNAUDITED)
                                                                    (IN THOUSANDS)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................     $  6,287      $ 21,078
  Accounts receivable:
     Trade..................................................       36,421        44,931
     Affiliates.............................................        5,019         5,969
     Other..................................................        1,399         1,150
  Notes receivable -- affiliates............................           18            18
  Gas inventory.............................................          650         3,149
  Prepaid expenses..........................................           82           164
                                                                 --------      --------
  Total current assets......................................       49,876        76,459
Investments.................................................          527           656
Property and equipment, net of accumulated depreciation
  and amortization of $9,035 for 1997 and $6,183 for 1996...       69,898        61,045
Deferred tax asset..........................................        6,608         7,075
Other assets................................................          672           694
                                                                 --------      --------
Total assets................................................     $127,581      $145,929
                                                                 ========      ========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................     $ 47,916      $ 56,708
  Affiliate payables........................................           --           464
  Contract advances.........................................          518        24,788
  Current portion of long-term debt.........................        4,204           867
  Current portion of capital lease obligations..............        1,372         1,165
                                                                 --------      --------
  Total current liabilities.................................       54,010        83,992
Long-term debt..............................................       23,301        32,946
Capital lease obligations...................................        6,588         6,583
Deferred gain on sale-leaseback.............................          163           254
                                                                 --------      --------
Total liabilities...........................................       84,062       123,775
Commitments and contingencies
Shareholders' equity
  Preferred stock, $.01 par value, 5,000,000 shares
     authorized, none issued................................           --            --
  Convertible preferred stock, $1 par value, $40,000
     liquidation value, 200 shares authorized and 149 shares
     issued and outstanding in 1996.........................           --            --
  Common stock, $.01 par value, 60,000,000 shares
     authorized and 6,621,003 shares issued in 1997 and
     3,919,156 issued in 1996 ..............................           66            39
  Additional paid-in capital................................       33,797        12,376
  Retained earnings.........................................        9,960        10,043
  Treasury stock, at cost...................................         (204)         (204)
  Receivable from stock sale................................         (100)         (100)
                                                                 --------      --------
  Total shareholders' equity................................       43,519        22,154
                                                                 --------      --------
Total liabilities and shareholders' equity..................     $127,581      $145,929
                                                                 ========      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                 CONTINENTAL NATURAL GAS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                    SEPTEMBER 30,             SEPTEMBER 30,
                                               -----------------------   -----------------------
                                                  1997         1996         1997         1996
                                               ----------   ----------   ----------   ----------
                                                     (IN THOUSANDS EXCEPT PER SHARE DATA)
Natural gas sales............................  $   63,609   $   45,742   $  188,270   $  112,895
Natural gas sales -- related party...........       4,611        5,676       14,713        5,676
Natural gas liquids sales....................      12,773        8,763       30,751       21,770
Gathering fees...............................         754          659        2,863        1,195
Other........................................          15          194           21          884
                                               ----------   ----------   ----------   ----------
Total operating revenue......................      81,762       61,034      236,618      142,420
                                               ----------   ----------   ----------   ----------
Operating costs and expenses:
  Cost of purchased gas......................      76,424       56,636      219,017      129,512
  Operating expenses.........................       1,599        1,566        4,676        4,421
  General and administrative.................       1,814        1,247        5,412        3,658
  Depreciation, depletion and amortization...       1,020          811        2,852        1,947
                                               ----------   ----------   ----------   ----------
  Total operating costs and expenses.........      80,857       60,260      231,957      139,538
                                               ----------   ----------   ----------   ----------
Operating income.............................         905          774        4,661        2,882
                                               ----------   ----------   ----------   ----------
Other income (expense):
  Interest income............................          80           22          491           96
  Equity in loss of investee.................         (31)         (38)         (94)         (90)
  Interest expense...........................      (1,213)        (823)      (3,994)      (1,798)
  Other, net.................................          68           46          158          130
                                               ----------   ----------   ----------   ----------
  Total other income (expense)...............      (1,096)        (793)      (3,439)      (1,662)
                                               ----------   ----------   ----------   ----------
Income before income taxes...................        (191)         (19)       1,222        1,220
Income tax (expense) benefit.................          73          (15)        (493)         (44)
                                               ----------   ----------   ----------   ----------
Net income (loss)............................  $     (118)  $      (34)  $      729   $    1,176
                                               ==========   ==========   ==========   ==========
Net income (loss) per common share:
  Primary....................................  $     (.02)  $     (.05)  $      .12   $      .21
                                               ==========   ==========   ==========   ==========
  Fully diluted..............................  $     (.02)  $     (.05)  $      .11   $      .20
                                               ==========   ==========   ==========   ==========
Weighted average common shares outstanding:
  Primary....................................   5,414,384    3,613,153    4,213,563    3,510,488
  Fully diluted..............................   5,414,384    3,613,153    4,413,188    3,709,440

   The accompanying notes are an integral part of the consolidated financial statements.

                 CONTINENTAL NATURAL GAS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
                                                                  (UNAUDITED)
                                                                 (IN THOUSANDS)
Cash Flows from operating activities:
  Net income................................................  $    729    $  1,176
                                                              --------    --------
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation, depletion and amortization...............     2,852       1,947
     Amortization of debt issuance costs....................       117         199
     Gain on disposition of assets..........................       (91)        (91)
     Equity in loss of investee.............................        94          90
     Deferred income tax expense............................       467          --
     Noncash compensation on stock issuance.................        --          46
     Changes in operating assets and liabilities
       Accounts receivable..................................     9,211     (12,838)
       Gas inventory........................................     2,499        (761)
       Prepaid expenses.....................................        82         (19)
       Accounts payable.....................................    (8,363)     16,448
       Contract advance.....................................   (24,270)         --
                                                              --------    --------
          Total Adjustments.................................   (17,402)      5,021
                                                              --------    --------
  Net cash provided by (used in) operating activities.......   (16,673)      6,197
                                                              --------    --------
Cash flows from investing activities:
  Capital expenditures......................................   (11,492)    (27,765)
  Proceeds from sale of fixed assets........................         9          --
  (Increase) decrease in investments........................        35          --
                                                              --------    --------
  Net cash used in investing activities.....................   (11,448)    (27,765)
                                                              --------    --------
Cash flows from financing activities:
  Preferred dividends paid..................................      (811)         --
  Proceeds from sale of common stock........................    21,448          --
  Principal payments on long--term debt.....................   (19,969)     (7,091)
  Proceeds of long--term debt...............................    13,661      27,163
  Debt issuance costs.......................................       (94)       (387)
  Principal payments under capital lease obligations........      (904)       (441)
                                                              --------    --------
  Net cash provided by financing activities.................    13,331      19,244
                                                              --------    --------
  Net decrease in cash and cash equivalents.................   (14,790)     (2,324)
  Cash and cash equivalents at beginning of year............    21,078       4,656
                                                              --------    --------
  Cash and cash equivalents at end of year..................  $  6,287       2,332
                                                              ========    ========
  Supplemental disclosure of cash flow information:
     Interest paid..........................................  $  2,758    $  1,515
                                                              ========    ========
     Income taxes paid......................................  $    460    $    100
                                                              ========    ========

     The accompanying notes are integral part of the consolidated financial statements.

                         CONTINENTAL NATURAL GAS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PREPARATIONS AND PRESENTATION

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary (all adjustments are of a normal recurring nature) to present fairly the financial position of the Company as of September 30, 1997 and the results of its operations for the three and nine month periods ended September 30, 1997, and 1996 and cash flows for the nine months ended September 30, 1997 and 1996. Results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be realized during the full year. The year end consolidated balance sheet data was derived from the audited financial statements (included in the Company's Registration Statement on Form S-1) but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financials as of and for the year ended December 31, 1996 included in the Form S-1.

NOTE 2 -- INITIAL PUBLIC OFFERING

     The Company completed an initial public offering of Common Stock on August 6, 1997, selling 2,115,000 shares for $11.25 per share, yielding net proceeds of approximately $21.4 million. The proceeds have been used to pay $17.3 million on the Company's term loan facility, $2.0 million on its revolving facility, to pay $0.6 million in accrued dividends on its Convertible Preferred Stock and the remainder for other general purposes.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

     We have reviewed the accompanying consolidated balance sheet of Continental Natural Gas, Inc. and Subsidiaries as of September 30, 1997, and the related consolidated statements of operations for the three and nine months ended September 30, 1997 and 1996, and cash flows for the nine months ended
September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

Tulsa, Oklahoma
November 11, 1997

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

         Third Quarter 1997 Compared to Third Quarter 1996

         Revenues. Total operating revenue increased 34% to $81.8 million for the third quarter of 1997 as compared to $61.0 million for the same period in 1996. Total natural gas sales increased 33% to $68.2 million for the third quarter of 1997 from $51.4 million for the same period in 1996. The increase was a result of a $11.9 million price-related increase due to average natural gas sales prices of $2.55 per Mcf in 1997 compared to $2.11 per Mcf in 1996 and a $4.9 million volume-related increase due to sales of 297.4 MMcf/d in 1997 compared to 271.4 MMcf/d in 1996. The increase in volume resulted mainly from increases in off-system gas marketing sales.

         NGL sales increased 46% to $12.8 million for the third quarter of 1997 as compared to $8.8 million for the same period last year primarily as a result of a $3.2 million volume-related increase due to increased natural gas processing throughput.

         Gathering fees earned increased to $.8 million for the third quarter of 1997 as compared to $0.7 million for the same period in 1996.

         Costs and Expenses. Total operating costs and expenses increased 34% to $78.0 million for the third quarter of 1997 compared to $58.2 million for the same period in 1996. Total natural gas costs increased 35% to $76.4 million in 1997 from $56.6 million in 1996 as a result of increases in price and volume. The

$12.7 million price-related increase (resulting from a change in average purchase prices of $2.50 per Mcf in 1997 from $2.08 per Mcf in 1996) was mitigated by approximately $0.8 million of avoided gathering fees caused by the integration of the Texas Gathering Assets into the Company's processing business. A $7.1 million volume-related increase resulted from purchases of
339.7 MMcf/d in 1997 compared to 301.9 MMcf/d in 1996. This increase in volume resulted primarily from increases in off-system gas marketing purchases.

         General and administrative expenses increased 45% to $1.8 million for the third quarter of 1997 from $1.2 million in the same period last year. This increase was due primarily to the addition of marketing personnel and administrative support activities related to the Texas Gathering Assets.

         Depreciation, depletion and amortization increased to $1.0 million for the third quarter of 1997 from $0.8 million for the same period in 1996 principally due to the various acquisitions and system expansions.

         Other Income (Expense). Interest income increased to $80,000 for the third quarter of 1997 from $22,000 for the third quarter of 1996 due to increased cash investments associated with contract advances received in the fourth quarter of 1996. During these same time periods, interest expense increased 47% to $1.2 million from $0.8 million due primarily to increased average borrowing levels including capital lease financings.

         Income Taxes. For 1997, the Company's effective income tax rate approximates the sum of the federal and state statutory rates while in 1996, the Company's effective tax rate was significantly impacted by its net operating loss carryforwards.

         Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

         Revenues. Total operating revenue increased 66% to $236.6 million for the nine months ended September 30, 1997 as compared to $142.4 million for the same period in 1996. Total natural gas sales increased 71% to $203.0 million for the nine months ended September 30, 1997 from $118.6 million for the same period in 1996 as a result of a $32.0 million price-related increase due to average sales prices of $2.58 per Mcf in 1997 compared to $2.18 per Mcf in 1996 and a $52.4 million volume-related increase due to sales of 291.2 MMcf/d in 1997 compared to 201.9 MMcf/d in 1996. This increase in volume resulted primarily from increases in off-system gas marketing sales.

         NGL sales increased 41% to $30.8 million for the nine months ended September 30, 1997 as compared to $21.8 million for the same period last year as a result of a $4.6 million price-related increase due to average NGL sales prices of $0.36 per gallon in 1997 compared to $0.30 per gallon in 1996 and a $4.4 million volume-related increase due to increased natural gas processing throughput.

         The Company earned gathering fees of $2.9 million for the nine months ended September 30, 1997 as compared to $1.2 million for the same period in 1996 as a result of the acquisition of the Texas Gathering Assets.

         Costs and Expenses. Total operating costs and expenses increased 67% to $223.7 million for the nine months ended September 30, 1997 as compared to $133.9 million for the same period in 1996. Total natural gas costs increased 69% to $219.0 million in 1997 from $129.5 million in 1996 as a result of increases in price and volume. The $36.0 million price-related increase (resulting from a change in average purchase prices of $2.51 per Mcf in 1997 from $2.10 per Mcf in 1996) was mitigated by approximately $1.9 million of avoided gathering fees caused by the integration of the Texas Gathering Assets into the Company's processing business. A $53.5 million volume-related increase resulted from purchases of 323.4 MMcf/d in 1997 compared to 228.9 MMcf/d in 1996. This increase in volume resulted primarily from increases in off-system gas marketing purchases.

         Operating expenses increased to $4.7 million for the nine months ended September 30, 1997 from $4.4 million for the same period in 1996. This was due mainly to operating activities from the acquisition of the Texas Gathering Assets.

         General and administrative expenses increased 48% to $5.4 million for the nine months ended September 30, 1997 from $3.7 million in the same period last year. This increase was due primarily to the addition of marketing personnel and administrative support activities related to the Texas Gathering Assets.

         Depreciation, depletion and amortization increased 46% to $2.9 million for the nine months ended September 30, 1997 from $1.9 million for the same period in 1996 principally due to the acquisition of the Texas Gathering Assets and expansions at the Company's Beaver processing plant.

         Other Income (Expense). Interest income increased to $0.5 million for the nine months ended September 30, 1997 from $.1 million for the nine months ended September 30, 1996 due to increased cash investments associated with contract advances received in the fourth quarter of 1996. During these same time periods, interest expense increased 122% to $4.0 million from $1.8 million due primarily to additional debt incurred to finance the acquisition of the Texas Gathering Assets and expansion of the company's existing facilities.

         Income Taxes. Income tax expense increased to $.5 million for the nine months ended September 30, 1997 from $44,000 for the same period in 1996. For 1997, the Company's tax rate approximates the sum of the federal and state statutory rates while in 1996, the

Company's effective tax rate was significantly impacted by the benefit from its net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         General. The Company's primary sources of liquidity and capital resources historically have been net cash provided by operating activities and bank borrowings. The Company completed an initial public offering of Common Stock on August 6, 1997, selling 2,115,000 shares for $11.25 per share, yielding net proceeds of approximately $21.4 million. The proceeds were used to pay $17.3 million on the Company's term loan facility and $2.0 million on its revolving facility, to pay $0.6 million in accrued dividends on its Convertible Preferred Stock and the remainder for other general corporate purposes.

         The following summary table reflects comparative cash flows for the Company for the years nine months ended September 30, 1997 and 1996:

                                                                      Nine Months Ended
                                                                        September 30,
                                                                       1997      1996
                                                                        in thousands
Net cash provided by (used in)
operating activities......................................           (16,673)     6,197
Net cash provided by (used in)
investing activities......................................           (11,448)   (27,765)

Net cash provided by (used in)
financing activities......................................            13,331     19,244

         For the nine months ended September 30, 1997, net cash provided by operating activities decreased by approximately $22.9 million from the same period in 1996. This was mainly attributable to changes in working capital including the repayment of contract advances totalling $24.3 million. Excluding net changes in working capital components, the Company's operating activities generated $4.2 million for this period in 1997 and $3.4 million in 1996.

         Cash used in investing activities for the nine months ended September 30, 1997 was primarily for expansion projects on the Texas Gathering Assets and the $2.9 million acquisition of 53% interest in a natural gas processing plant located in Harper County, Oklahoma. Cash used in investing activities for the same period in 1996 was mainly for the acquisition of the Texas Gathering Assets in the second quarter of 1996.

         Cash provided by financing activities for the nine months ended September 30, 1997 resulted mainly from the net proceeds of the Company's initial public offering. These proceeds were offset by repayments on the Company's revolving and term loan facility. Cash provided by financing activities for the same period in 1996 resulted mainly from long-term borrowing for the acquisition of the Texas Gathering Assets.

         Financing Facilities. The Company entered into a Credit Agreement with ING Capital Corporation as of December 3, 1996. The Credit Agreement contains a revolving facility and a term loan facility. The revolving facility has a maximum borrowing base of $25.0 million which had outstanding borrowings of $8.0 million as of September 30, 1997. Under the term loan facility approximately $19.5 million was outstanding as of September 30, 1997. Interest rates under both the revolving facility and term facility are variable, at the Company's election, at: (i) up to 3/4% (depending upon the Company's financial performance) above the greater of (x) the arithmetic average of the prime rates announced by Chase Manhattan Bank, Citibank, N.A. and Morgan Guaranty Trust Company of New York or (y) the federal funds rate as published by the Federal Reserve Bank of New York plus 1/2%; or (ii) 1.375% to 2.5% (depending upon the Company's financial performance) above the London Interbank Offered Rate (LIBOR). Current interest payments on the revolving facility and repayments under the term facility began on January 31, 1997. The revolving facility contains a sub-limit permitting the Company to issue Letters of Credit amounting, in the aggregate, to $18.0 million. As of September 30, 1997, the aggregate amount outstanding under the Letters of Credit was $6.9 million.

         The Company had a Letter of Credit and Reimbursement Agreement with Christiania Bank, New York, Branch. Under the Reimbursement Agreement, Christiania Bank initially issued letters of credit in the aggregate amount of approximately $21.0 million to secure the Company's obligation under various contract advances. All letters of credit under this agreement expired during the third quarter of 1997. The Company paid a fee of 1 1/2% per annum for the amount of each Letter of Credit which was issued.

SEASONALITY

         The Company's results of operations fluctuate from quarter to quarter, due to variations in the prices and sales volumes of NGL's and natural gas. The Company's primary NGL product is propane, which is used for agricultural and home heating in the Company's market areas. Demand and prices of propane usually increase during the winter season and decrease during the summer season. The Company's principal commodity, natural gas, is used primarily for heating fuel for homes and industry, and for electric power generation. Demand and prices for natural gas usually increase during the winter season. While the Company's gross revenues typically increase or decrease seasonally, profitability from natural gas processing operations is affected by the margins between the cost of natural gas purchased and the sales prices of the NGLs extracted, which may not follow seasonal patterns.

PART II --- OTHER INFORMATION

Item 1.  Legal Proceedings.

                 As disclosed in its Registration Statement on Form S-1, File Number 333-25719, filed April 24, 1997, as amended, Registrant filed a lawsuit, Continental Natural Gas, Inc. v. Colorado Interstate Gas Company, Case No. 96-CV- 0041-BU, in the United States District Court for the Northern District of Oklahoma. In addition to other claims, the Registrant alleged constructive fraud in connection with negotiations between Registrant and Colorado Interstate Gas Company ("CIG"). On September 30, 1997, the court ruled in favor of CIG on its motion for partial summary judgment and dismissed Registrant's fraud claims. Rather than appeal this ruling, the Registrant dismissed the remainder of its claims against CIG without prejudice to the refiling of those claims.

                 Two complaints were pending before the Federal Energy Regulatory Commission (the "FERC") in which parties alleged that the FERC should regulate the rates and operations of certain aspects of the Registrant's business (GPM Gas Corporation v. Continental Natural Gas, Inc., Docket No. C96-495-000; Plant Owners v. Continental Natural Gas, Inc., Docket No. CP96-577-000). The persons initiating these proceedings alleged that the use of the Registrant's facilities to receive natural gas from, and deliver natural gas to, interstate pipelines renders those facilities subject to FERC's jurisdiction. On September 12, 1997, the FERC issued an Order Denying Complaint filed by GPM. On the same day the FERC issued an Order on Complaint filed by the Plant Owners. The second Order issued by FERC determined that an eleven (11) mile section of pipeline (the "Residue Line") from Registrant's Beaver Plant to an interconnection with an interstate pipeline operated by ANR Pipeline Company is subject to FERC jurisdiction. The second Order also indicated that the FERC would exempt the Registrant's Residue Line from the FERC's reporting and ratemaking regulations. The Registrant is currently preparing an application to submit the Residue Line to FERC jurisdiction. The Registrant does not believe that subjecting the Residue Line to FERC jurisdiction will adversely effect Registrant's operations or financial condition to any material degree.

Item 2.  Changes in Securities.

                 The transactions described below were contemplated by and described in the Registrant's Registration Statement on Form S-1 File Number 333-25719, filed April 24, 1997, as amended.

                 On July 28, 1997, all of the Registrant's issued and outstanding Convertible Preferred Stock (plus accrued dividends) was converted into 4,315 shares of the Registrant's common stock.

                 On July 29, 1997, the Registrant adopted Amended and Restated Articles of Incorporation. Under its Amended and Restated Articles of Incorporation the authorized shares of common stock of the Registrant were increased from 50,000 to 60,000,000 and the par value of such shares was reduced from $1.00 to $.01. In addition, the authority of the Registrant to issue Convertible Preferred Stock was terminated and replaced with the authority to issue 5,000,000 shares of Preferred Stock, par value $.01. The Preferred Stock may be issued with such rights and preferences as determined by the Registrant's Board of Directors. Other terms and provisions of the Amended and Restated Articles of Incorporation are more fully set forth therein and described in the Registrant's Registration Statement on Form S-1 File Number 333-25719, filed on April 24, 1997, as amended.

                 In addition, the Registrant's Board of Directors adopted Amended and Restated Bylaws on July 30, 1997. Pertinent provisions of the Amended and Restated Bylaws are set forth in the Registrant's Registration Statement on Form S-1, File Number 333-25719, filed on April 24, 1997, as amended.

                 The Registrant's Registration Statement on Form S-1, File Number 333-25719, filed on April 24, 1997, as amended, became effective on July 31, 1997. The manager underwriters for the Registrant's offering were Oppenheimer & Co., Inc. and Southwest Securities, Inc. Pursuant to the Registration Statement the Registrant completed a public offering of 2,415,000 shares of the Registrant's common stock on August 1, 1997, (inclusive of 315,000 shares under an over-allotment option in favor of the Registrant's underwriters). Three hundred thousand (300,000) of such shares were sold for the benefit of a selling shareholder, Adams Affiliates, Inc. The aggregate sales price for the account of the Registrant (calculated at the initial offering price of $11.25) was $23,793,750 (inclusive of the funds received as a result of the underwriter's over-allotment option). The aggregate sales price for the account of the selling shareholder (calculated at the initial offering price of $11.25) was $3,375,000.

                 For the period commencing on the effective date of its Registration Statement the Registrant incurred total expenses in connection with the offering of its common stock of $2,346,000. Of such amount, $1,839,000 represented underwriters' discounts and $507,000 in other expenses (such as legal, printing, accounting and transfer agent fees). A portion of the underwriters' discount (estimated to be approximately $400,000) was paid to Oppenheimer & Co., Inc. -- William H. Bauch, a Senior Vice President of Oppenheimer & Co., Inc. became a director of the Registrant effective as of August 6, 1997. A portion of Registrant's legal expenses (estimated to be approximately $160,000) in connection with the offering were paid to Hall, Estill, Hardwick, Gable, Golden & Nelson, P.C. -- William W. Pritchard is of counsel to Hall, Estill and became a director of the Registrant effective as of August 6, 1997. All other expenses in connection with the offering were paid to persons unaffiliated with the Registrant.

                  After deducting the expenses set forth in the preceding paragraph, the Registrant received net offering proceeds of approximately $21.4 million. These proceeds were used in the following manner: $17.3 million to repay a portion of Registrant's term loan facility with ING Capital, $2.0 million to repay a portion of Registrant's revolving facility with ING Capital, $600,000 to pay accrued (and unpaid) dividends on Registrant's Convertible Preferred Stock and the remaining $1.5 million for working capital. The dividends paid with respect to Registrant's Convertible Preferred Stock were (as described in the Registration Statement) paid to persons owning ten (10) percent for more of a class of Registrant's equity securities.

Item 3.  Defaults upon Senior Securities.

                     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

                 The actions of the Shareholders described below were contemplated by and originally described in the Registrant's Registration Statement on Form S-1 File Number 333-25719, filed April 24, 1997, as amended. By Certificate of Action dated July 28, 1997, the directors and shareholders of Registrant unanimously approved a Stock Conversion Agreement whereby all of the Registrant's Convertible Preferred Stock (plus accrued dividends) were converted into shares of the Registrant's common stock.

                 By Certificates of Action dated July 29, 1997, the directors and shareholders of Registrant unanimously adopted, Amended and Restated Articles of Incorporation for the Registrant. The terms of the Amended and Restated Articles of Incorporation were filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, File Number 333-25719 filed April 14, 1997, as amended. In connection with the adoption of Registrant's Amended and Restated Articles of Incorporation, the Board of Directors of the Registrant declared a 136.0016 for one stock split.

                 By Certificate of Action dated July 30, 1997, the shareholders of the Registrant unanimously elected a Board of Directors and approved all actions of the Board of Directors and officers of the Registrant since the Registrant's last annual meeting. Scott C. Longmore and Terry K. Spencer were elected as Class I Directors, Garry D. Smith and William H. Bauch were elected as Class II Directors and Gary C. Adams and William W. Pritchard were elected as Class III Directors. In addition, by Certificate of Action dated July 30, 1997, the Board of Directors and shareholders of the Registrant unanimously adopted the Registrant's 1997 Stock Plan. The Board of Directors is identified and the 1997 Stock Plan is described in (and attached as Exhibit 10.4 to) the Registrant's Registration Statement, File Number 333-25719 filed on April 24, 1997, as amended.


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


                                        CONTINENTAL NATURAL GAS, INC.


Date:  November 14, 1997               By:  /s/ Garry D. Smith
                                             ----------------------------------
                                             Garry D. Smith, Vice
                                             President, Controller and Chief
                                             Financial and Accounting
                                             Officer

                               INDEX TO EXHIBITS

 Exhibit
   No.              Description
 -------            -----------
   11               Statement regarding computation of per share earnings.

   27               Financial Data Schedule