Form 10-Q
period 1998-03-31
CONTINENTAL NATURAL GAS INC
filed 1998-05-15
CIK 1038183

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended March 31, 1998


                         Commission File Number:0-22867


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

         Yes  X    No
             ---      ---

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of May 1, 1998, 6,315,000 common shares, $0.1 par value, were outstanding.

                         CONTINENTAL NATURAL GAS, INC.

                                     INDEX

                                                                                    PAGE
                                                                                    ----
PART  I.         Financial Information.
                 Item 1 - Financial Statements (Unaudited)
                 Consolidated Condensed Balance Sheets March 31, 1998............     2
                          and December 31, 1997
                 Consolidated Condensed Statements of Operations.................     3
                          Three Months Ended March 31, 1998 and 1997
                 Consolidated Condensed Statements of Cash Flows.................     4
                          Three Months Ended March 31, 1998 and 1997
                 Notes to Consolidated Condensed Financial Statements............     5
                 Report of Review by Independent Accountants.....................     6
                 Item 2 - Management's Discussion and Analysis of
                          Financial Condition and Results of Operations..........     7
PART  II.        Other Information
                 Item 1 - Legal Proceedings......................................    11
                 Item 2 - Changes in Securities..................................    12
                 Item 3 - Defaults Upon Senior Securities........................    12
                 Item 4 - Submission of Matters to a Vote of Security Holders....    12
                 Item 5 - Other Information......................................    12
                 Item 6 - Exhibits and Reports on Form 8-K.......................    13
Signatures

                         PART I - FINANCIAL INFORMATION


                 CONTINENTAL NATURAL GAS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET

                                                               MARCH 31,     DECEMBER 31,
                                                             -------------   ------------
                                                                 1998            1997
                                                             -------------   ------------
                                                              (UNAUDITED)
                                                                    (IN THOUSANDS)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................     $  3,785      $  1,237
  Accounts receivable:
     Trade..................................................       37,384        38,184
     Affiliates.............................................        5,241         7,386
     Other..................................................        3,806         5,533
  Notes receivable -- affiliates............................           18            18
  Investments...............................................        6,000            --
  Gas inventory.............................................        2,763         1,679
  Prepaid expenses..........................................          199           240
                                                                 --------      --------
  Total current assets......................................       59,196        54,277
Investments.................................................          486           527
Property and equipment, net of accumulated depreciation and
  amortization of $12,839 for 1998 and $10,271 for 1997.....      120,617       114,785
Deferred tax asset..........................................        8,472         7,683
Other assets................................................        1,652         1,662
                                                                 --------      --------
Total assets................................................     $190,423      $178,934
                                                                 ========      ========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................     $ 45,969      $ 48,755
  Current portion of long-term debt.........................       10,500         7,500
  Current portion of capital lease obligations..............        1,370         1,402
                                                                 --------      --------
  Total current liabilities.................................       57,839        57,657
Long-term debt..............................................       86,125        73,500
Capital lease obligations...................................        5,919         6,226
Deferred gain on sale-leaseback.............................          102           132
                                                                 --------      --------
Total liabilities...........................................      149,985       137,515
Commitments and contingencies
Shareholders' equity
  Preferred stock, $.01 par value, 5,000,000 shares
     authorized, none issued................................           --            --
  Convertible preferred stock, $1 par value, $40,000
     liquidation value, 200 shares authorized
     none outstanding ......................................           --            --
  Common stock, $.01 par value, 60,000,000 shares
     authorized and 6,621,003 shares issued ................           66            66
  Additional paid-in capital................................       34,472        34,472
  Retained earnings.........................................        6,730         7,987
  Treasury stock, at cost...................................         (204)         (204)
  Receivable from stock sale................................         (100)         (100)
  Unearned compensation associated with stock options.......         (526)         (802)
  Total shareholders' equity................................       40,438        41,419
                                                                 --------      --------
Total liabilities and shareholders' equity..................     $190,423      $178,934
                                                                 ========      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                 CONTINENTAL NATURAL GAS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED
                                                     MARCH 31,
                                               -----------------------
                                                  1998         1997
                                               ----------   ----------
                                          (IN THOUSANDS EXCEPT PER SHARE DATA)
Natural gas sales............................  $   60,179   $   72,956
Natural gas sales -- related party...........       4,635        5,832
Natural gas liquids sales....................      11,513        8,881
Gathering fees...............................       1,996        1,287
Other........................................         102           15
                                               ----------   ----------
Total operating revenue......................      78,425       88,971
                                               ----------   ----------
Operating costs and expenses:
  Cost of purchased gas......................      72,040       81,861
  Operating expenses.........................       2,713        1,559
  General and administrative.................       2,517        1,842
  Depreciation, depletion and amortization...       1,708          899
                                               ----------   ----------
  Total operating costs and expenses.........      78,978       86,161
                                               ----------   ----------
Operating income (loss)......................        (553)       2,810
                                               ----------   ----------
Other income (expense):
  Interest income............................          47          280
  Equity in loss of investee.................         (41)         (33)
  Interest expense...........................      (2,011)      (1,466)
  Other, net.................................         495           48
                                               ----------   ----------
  Total other income (expense)...............      (1,510)      (1,171)
                                               ----------   ----------
Income (loss) before income taxes............      (2,063)       1,639
Income tax (expense) benefit.................         805         (652)
                                               ----------   ----------
Net income (loss)............................  $   (1,258)  $      987
                                               ==========   ==========
Net income (loss) per common share:
  Basic......................................  $     (.20)  $      .24
                                               ==========   ==========
  Diluted....................................  $     (.20)  $      .23
                                               ==========   ==========
Weighted average common shares outstanding:
  Basic......................................   6,315,000    3,613,153
  Diluted....................................   6,315,000    4,200,000

   The accompanying notes are an integral part of the consolidated financial statements.

                 CONTINENTAL NATURAL GAS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
                                                                  (UNAUDITED)
                                                                 (IN THOUSANDS)
Cash Flows from operating activities:
  Net income................................................  $ (1,258)   $    987
                                                              --------    --------
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation, depletion and amortization...............     1,708         899
     Amortization of debt issuance costs....................        84          36
     Gain on disposition of assets..........................       (30)        (30)
     Equity in loss of investee.............................        41          33
     Deferred income tax (benefit) expense..................      (789)        617
     Noncash compensation on grant of stock options.........       276
     Changes in operating assets and liabilities
       Accounts receivable..................................     4,672      24,025
       Gas inventory........................................    (1,084)       (544)
       Prepaid expenses.....................................        41         103
       Accounts payable.....................................    (2,512)    (20,399)
       Contract advance.....................................        --     (14,530)
                                                              --------    --------
          Total Adjustments.................................     2,407      (9,790)
                                                              --------    --------
  Net cash provided by (used in) operating activities.......     1,149      (8,803)
                                                              --------    --------
Cash flows from investing activities:
  Capital expenditures......................................    (7,812)     (3,498)
  (Increase) decrease in investments........................    (6,000)         34
                                                              --------    --------
  Net cash used in investing activities.....................   (13,812)     (3,464)
                                                              --------    --------
Cash flows from financing activities:
  Principal payments on long--term debt.....................   (15,375)       (217)
  Proceeds of long--term debt...............................    31,000       6,500
  Debt issuance costs.......................................       (75)        (28)
  Principal payments under capital lease obligations........      (339)       (281)
                                                              --------    --------
  Net cash provided by financing activities.................    15,211       5,974
                                                              --------    --------
  Net increase (decrease) in cash and cash equivalents......     2,548      (6,293)
  Cash and cash equivalents at beginning of year............     1,237      21,077
                                                              --------    --------
  Cash and cash equivalents at end of year..................  $  3,785      14,784
                                                              ========    ========
  Supplemental disclosure of cash flow information:
     Interest paid..........................................  $  1,758    $    842
                                                              ========    ========
     Income taxes paid......................................  $     --    $    460
                                                              ========    ========

     The accompanying notes are integral part of the consolidated financial statements.

                         CONTINENTAL NATURAL GAS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PREPARATIONS AND PRESENTATION

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary (all adjustments are of a normal recurring nature) to present fairly the financial position of the Company as of March 31, 1998 and the results of its operations for the three month period ended March 31, 1998, and 1997 and cash flows for the three months ended March 31, 1998 and 1997. Results for the three months ended March 31, 1998 are not necessarily indicative of the results to be realized during the full year. The year end consolidated balance sheet data was derived from the audited financial statements (included in the Company's Annual Report on Form 10-K) but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financials as of and for the year ended December 31, 1997 included in the Form 10-K.

NOTE 2 -- EARNINGS PER SHARE

     The following data shows the amounts used in computing earnings per share for income before extraordinary item.


                                       For the 3 Months Ended March 31, 1998
                                     ------------------------------------------
                                         Loss      Weighted Shares   Per-Share
                                      (Numerator)   (Denominator)     Amount
                                     ------------------------------------------
Basic earnings per common share       ($1,257,413)     6,315,000      ($0.20)
                                                                    ========
Diluted earnings per common share     ($1,257,413)     6,315,000      ($0.20)
                                     ============     ==========    ========

                                       For the 3 Months Ended March 31, 1997
                                     ------------------------------------------
                                        Income     Weighted Shares   Per-Share
                                      (Numerator)   (Denominator)     Amount
                                     ------------------------------------------
Income before extraordinary item     $    986,528
Less: Preferred stock dividends          (111,750)
                                     ------------

Basic earnings per common share           874,778      3,613,153    $   0.24
                                                                    ========
Convertible Preferred Stock               111,750        586,847
                                     ------------     ----------
Diluted earnings per common share    $    986,528      4,200,000    $   0.23
                                     ============     ==========    ========

     Options on 207,210 shares of common stock with an average exercise price of $7.47 were not included in the computation of diluted earnings per share for 1998 because their effect would have been antidilutive. Contingently issuable options on 204,000 shares of common stock with an exercise price of $.26 were not included in the computation of diluted earnings per share for 1998 and 1997 in accordance with the provisions of FAS 128.

NOTE 3 -- INVESTMENTS

     On January 23, 1998, the Company entered into an agreement with Gothic Energy Corporation ("Gothic") to acquire interests in four natural gathering systems and $6 million of Gothic Senior Redeemable Preferred Stock for a total purchase price of $12 million. The closing of these purchase transactions was consummated in January and March of 1998.

     Subsequent to March 31, 1998, the Preferred Stock was redeemed by Gothic for $6 million plus related fees and dividends.

NOTE 4 -- NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("FAS 131"). FAS 131 amends standards regarding the disclosure of information on business segments in annual financial statements and also requires selected financial information on segments for interim financial statements. FAS 131 will become effective for the Company when the annual financial statements are filed for the fourth quarter of 1998. Since this Statement requires only additional disclosure, there will be no effect on the Company's results of operations or financial position.

NOTE 5 -- RECLASSIFICATIONS

     Certain reclassifications have been made to the 1997 financial statement amounts to conform to the 1998 presentation.

                       REPORT OF INDEPENDENT ACCOUNTANTS

     We have reviewed the accompanying consolidated balance sheet of Continental Natural Gas, Inc. and Subsidiaries as of March 31, 1998, and the related consolidated statements of operations for the three months ended March 31, 1998 and 1997, and cash flows for the three months ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Continental Natural Gas Inc and subsidiaries at December 31, 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended (not presented herein); and our report dated March 27, 1998 expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet at December 31, 1997, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                                            COOPERS & LYBRAND L.L.P.

Tulsa, Oklahoma
May 5, 1998

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

         Fluctuations in the price levels of natural gas and natural gas liquids ("NGLs") also affect results of operations since the Company generally receives a portion of the natural gas and NGLs revenue from natural gas throughput. In the first quarter of 1998, natural gas prices relative to low NGLs prices created a significant negative impact on operating results. Most of the Company's operating expenses do not vary materially with changes in natural gas throughput volume on existing systems; thus, increases or decreases in volumes on existing systems generally have a direct effect on the Company's profitability. Conversely, operating expenses such as compression rental and compression maintenance expenses vary with volume changes as compressor units are added or removed accordingly.

         Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

         Revenues. Total operating revenue decreased 12% to $78.4 million for the three months ended March 31, 1998 as compared to $89.0 million for the same period in 1997. Total natural gas sales decreased 18% to $64.8 million for the three months ended March 31, 1998 from $78.8 million for the same period in 1997 as a result of a $21.5 million price- related decrease due to average sales prices of $2.45 per Mcf in 1998 compared to $3.25 per Mcf in 1997 and a $7.5 million volume-related increase due to sales of 294.6 MMcf/d in 1998 compared to 269.0 MMcf/d in 1997. This increase in volume resulted from increases in both off-system and on-system gas marketing sales.

         NGL sales increased 29% to $11.5 million for the three months ended March 31, 1998 as compared to $8.9 million for the same period last year as a result of a $2.7 million price-related decrease due to average NGL sales prices of $.30 per gallon in 1998 compared to $.37 per gallon in 1997 and a $5.3 million volume-related increase due to increased natural gas processing throughput.

         The Company earned gathering fees of $2.0 million for the three months ended March 31, 1998 as compared to $1.3 million for the same period in 1997 as a result of increased gathering fees from the Company's existing systems and the acquisition of four (4) gathering systems (the "Gothic Systems") from Gothic Energy Corporation ("Gothic") in the first quarter of 1998.

         Costs and Expenses. Total operating costs and expenses decreased 8% to $79.0 million for the three months ended March 31, 1998 as compared to $85.7 million for the same period in 1997. Total natural gas costs decreased 12% to $72.0 million in 1998 from $81.9 million in 1997 as a result of a $21.9 million price-related decrease due to average purchase prices of $2.37 per Mcf in 1998 compared to $3.09 per Mcf in 1997 and a $12.1 million volume-related increase due to purchases of 338.4 MMcf/d in 1998 compared to 294.8 MMcf/d in 1997. This increase in volume resulted from increases in both off-system and on-system gas marketing purchases.

         Operating expenses increased to $2.7 million for the three months ended March 31, 1998 from $1.6 million for the same period in 1997. This was due mainly to operating activities from the acquisition of Taurus Energy Corp ("Taurus").

         General and administrative expenses increased 39% to $2.5 million for the three months ended March 31, 1998 from $1.8 million in the same period last year. This increase was due primarily to compensation expense of $0.3 million related to the Company's Employee Stock Plan and the addition of administrative support activities related to the Taurus acquisition.

         Depreciation, depletion and amortization increased 89% to $1.7 million for the three months ended March 31, 1998 from $0.9 million for the same period in 1997 principally due to the acquisition of Taurus.

         Other Income (Expense). Interest income decreased to $47,000 for the three months ended March 31, 1998 from $0.3 million for the same period in 1997 due to decreased cash investments. During these same time periods, interest expense increased 33% to $2.0 million from $1.5 million due primarily to additional debt incurred to finance the acquisition of Taurus, a 56% interest in Laverne plant and the Gothic Systems. In addition, the Company recognized $.4 million from fees and dividends earned on its investment in the Senior Redeemable Preferred Stock of Gothic.

         Income Taxes. The Company had an income tax benefit of $0.8 million for the three months ended March 31, 1998 as compared to $0.7 million expense for 1997.

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

         The following summary table reflects comparative cash flows for the Company for the three months ended March 31, 1998 and 1997:

                                                    Three Months Ended
                                                         March 31,
                                                  ------------------------
                                                    1998            1997
                                                       (in thousands)
Net cash provided by (used in)
operating activities....................            1,149          (8,803)

Net cash provided by (used in)
investing activities....................          (13,812)         (3,464)

Net cash provided by (used in)
financing activities....................           15,211           5,974

         The increase in net cash provided by operating activities for the period ended March 31, 1998 as compared to the same period in 1997, was mainly attributable to changes in working capital. Excluding net changes in working capital components, the Company's operating activities generated cash of $32,000 for this period in 1998 and $2.5 million in 1997.

         Cash used in investing activities for the three months ended March 31, 1998 was primarily for the $12 million Gothic acquisition including interests in four gas gathering systems and $6.0 million of Gothic Redeemable Preferred Stock. Cash used in investing activities for the same period in 1997 was mainly for expansion projects on the Company's gathering assets located in the Texas panhandle.

         Cash provided by financing activities for the three months ended March 31, 1998 resulted from borrowings under the Company's revolving loan facility and the Bridge Loan (see below) used for working capital requirements and
funding the Gothic acquisition.   Cash provided by financing activities for the
same period in 1997 resulted mainly from borrowings under the Company's revolving loan facility used for working capital requirements and funding various capital projects.

         The Company believes that cash generated from operations will be adequate to fund working capital requirements, debt service payments and planned capital expenditures. Future acquisitions or large capital expenditures in excess of current plans would require additional financing that the Company expects would be available through additional debt facilities.

         At March 31, 1998, the Company had net operating loss carryforwards
(NOLs) totaling approximately $43 million for regular tax purposes and $41 million for alternative minimum tax purposes. If not utilized, these carryforwards will expire from 2000 to 2012. Due to the lack of existing legal precedent with respect to the tax rules governing the Company's NOLs, both the availability of approximately $10 million of the Company's NOLs and its prior utilization of NOLs (totaling approximately $34 million) may be challenged. Disallowance of the use of the NOLs would result in certain taxes associated with prior utilization of the NOLs being currently payable. In March of 1998, the Company received notification that the Internal Revenue plans to audit the Company's 1995 tax return.

         Realization of the Company's deferred tax assets is dependent upon the generation of sufficient taxable income prior to the expiration of the NOLs and, for financial purposes, the resolution of the matters noted above. Although realization is not assured, management believes it is more likely than not that the recorded net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable could be increased or decreased by a material amount in the near-term pending resolution of these matters.

         Financing Facilities. The Company entered into an Amended and Restated Credit Agreement (the "Credit Agreement") with ING (U.S.) Capital Corporation as of November 25, 1997 (in turn, the Credit Agreement has been
syndicated to other lenders).   The Credit Agreement contains a revolving loan
facility and a term loan facility. The revolving facility has a maximum borrowing base of $25.0 million which had outstanding borrowings of $20.5 million as of March 31, 1998. The revolving facility contains a sub-limit permitting the Company to issue Letters of Credit amounting, in the aggregate, to $18.0 million. As of March 31, 1998, the aggregate amount outstanding under the Letters of Credit was $3.9 million. Under the term loan facility approximately $73.1 million was outstanding as of March 31, 1998. Interest rates under both the revolving facility and term facility are variable, at the Company's election, at: (i) up to 3/4% (depending upon the Company's financial performance) above the greater of (x) the arithmetic average of the prime rates announced by Chase Manhattan Bank, Citibank, N.A. and Morgan Guaranty Trust Company of New York or (y) the federal funds rate as published by the Federal Reserve Bank of New York plus 1/2%; or (ii) 1.375% to 2.5% (depending upon the Company's financial performance) above the London Interbank Offered Rate (LIBOR). Current interest payments on the revolving and term loan facility began on December 31, 1997. Repayments of principal under the term facility began on March 31, 1998.

         The Credit Agreement includes covenants regarding various financial and legal matters. A breach of these covenants could constitute a default under the Credit Agreement resulting in the Company's indebtedness becoming immediately due and payable and entitling the lenders under the Credit Agreement to foreclose against collateral pledged by the Company. For the quarter ending March 31, 1998, the Company requested and obtained waivers of some of the financial covenants contained in the Credit Agreement. There can be no assurance that the Company's lenders will grant such waivers in the future and, if such waivers are not granted, all of the Company's indebtedness under the Credit Agreement would become immediately due and payable.

         On February 11, 1998, the Company entered into a Subordinated Secured Bridge Note (the "Bridge Loan") with ING (U.S.) Capital Corporation in the amount of $3.0 million. The purpose of the Bridge Loan was to fund short term capital requirements of the Company. Lender's under the Credit Agreement consented to the Bridge Loan . Amounts outstanding under the Bridge Loan were to bear interest at: (i) the arithmetic average of the base rates announced publicly by the Chase Manhattan Bank (National Association), Citibank, N.A. and Morgan Guaranty Trust Company, plus (ii) four percent (4%). Interest on the Bridge Loan was payable on the first day of each month with a final maturity of April 30, 1998. Although the Company had the option to extend the maturity of the Bridge Loan until January 31, 2008, the Bridge Loan was paid in full April 30, 1998.

SEASONALITY

         The Company's results of operations fluctuate from quarter to quarter, due to variations in the prices and sales volumes of NGLs and natural gas. The Company's primary NGL product is propane, which is used for agricultural and home heating during the winter season and decrease during the summer season. The Company's principal commodity, natural gas, is used primarily for heating fuel for homes and industry, and for electric power generation. Demand and prices for natural gas usually increase during the winter season. While the Company's gross revenues typically increase or decrease seasonally, profitability from natural gas processing operations is affected by the margins between the cost of natural gas purchased and the sales prices of the NGLs extracted, which may not follow seasonal patterns.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         As disclosed in its Registration Statement on Form S-1, File Number 333-25719, filed April 24, 1997, as amended, Registrant was a party to two (2) lawsuits with Colorado Interstate Gas Company ("CIG") - Colorado Interstate Gas Company v. Continental Hydrocarbons, Inc., et al., Case No. 93-CV-1894 in the District Court of El Paso County, Colorado and Continental Natural Gas, Inc. v. Colorado Interstate Gas Company, Case No. 96-CV-0041-BU, in the United States District Court for the Northern District of Oklahoma.

         During the first quarter of 1998, the Company and CIG settled all outstanding disputes which were subject to the lawsuits. In connection with the settlement, the Company paid CIG $2 million in cash and the Company and CIG entered into certain gathering and processing arrangements. CIG had sought damages from the Company in excess of $3,000,000. Through September 30, 1997, the Company had established reserves of approximately $1.4 million in connection with CIG's claims. The Company recognized a $600,000 pre-tax charge to earnings in the fourth quarter of 1997 resulting from the settlement. In connection with the settlement, CIG has agreed, beginning June 1, 1998, to transport up to 35,000 MMBtu per day of the Company's gas on CIG's Mocane Gathering System for redelivery to the Company and subsequent processing at the Company's Laverne Plant. The Company believes that the gathering/processing arrangement will effect greater plant utilization and allow overall cost reduction for the Company.

         Two complaints were filed with the Federal Energy Regulatory Commission (the "FERC") in which parties alleged that the FERC should regulate the rates and operations of certain aspects of the Registrant's business (GPM Gas Corporation v. Continental Natural Gas, Inc., Docket No. C96-495-000; Plant Owners v. Continental

Natural Gas, Inc., Docket No. CP96-577-000). The persons initiating these proceedings alleged that the use of the Registrant's facilities to receive natural gas from, and deliver natural gas to, interstate pipelines renders those facilities subject to FERC's jurisdiction. On September 12, 1997, the FERC issued an Order Denying the Complaint filed by GPM. On the same day the FERC issued an Order on the Complaint filed by the Plant Owners. The second Order issued by FERC determined that an eleven (11) mile section of pipeline (the "Residue Line") from Registrant's Beaver Plant to an interconnection with an interstate pipeline operated by ANR Pipeline Company is subject to FERC jurisdiction. The second Order also indicated that the FERC would exempt the Residue Line from the FERC's reporting and rate-making regulations.

         On December 1, 1997, the Company filed its Application for Section 7 Certificate and blanket certificate under the Natural Gas Act (the "NGA"). In its application, the Company requested a waiver of filing and rate-making requirements under the NGA. On April 22, 1998, the Federal Energy Regulatory Commission entered its Order Issuing Certificates as requested in the Company's application. On April 30, 1998, the Company formally accepted the requested certificates. In its Order Issuing Certificates the FERC exempted the Company from certain filing requirements (including the requirement to file tariff sheets) in connection with the Residue Line so long as the Company transports natural gas solely on its own behalf. The Company must seek additional approval from the FERC and will be subject to additional filing and rate-making requirements in the event the Company transports gas on behalf of third parties.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults upon Senior Securities.

         The Company's Credit Agreement includes various financial covenants. A breach of these covenants constitutes a default under the Credit Agreement resulting in the Company's indebtedness becoming immediately due and payable. The Company was in violation of some of these financial covenants for the quarter ending March 31, 1998. The Company requested and obtained waivers of such financial covenants from its lenders. There can be no assurance that the Company's lenders will grant such waivers in the future and, if such waivers are not granted, all of the Company's indebtedness under the Credit Agreement would become immediately due and payable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         Attached hereto as Exhibit 21.1 is an Amended list of the Company's direct and indirect subsidiaries. The attached Exhibit 21.1 amends and supplements Exhibit 21.1 to the Company's Annual Report on 10-K filed March 31, 1998.

         From time to time forward-looking statements have been and will be made in written documents and oral presentations of the Company. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in the Company's documents or oral presentations, the words "anticipate," "believe," "estimate," "expect," "objective" and similar expressions are intended to identify forward-looking statements. The Company hereby incorporates by reference the Cautionary Factors contained in
Exhibit 99.1 to the Company's Current Report on Form 8-K filed December 9,
1997.

         The Company hereby amends its Form 8-K filed on December 9, 1997, and its Form 8-K/A (the "Amended 8-K") filed on February 6, 1998. The Report of Independent Accountants dated January 16, 1998, included as part of Item 7(a) of the Amended 8-K disclaimed an opinion. The Report of Independent Accountants has been reissued as of January 16, 1998, to express an unqualified opinion.
The Historical Financial Information of Taurus Energy Corp. required by Item 7(a) of Form 8-K is attached hereto as Exhibit 99.2 and the Pro forma financial information required by Item 7(b) of Form 8-K is attached hereto as Exhibit 99.3.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)     Attached hereto are the following Exhibits:


                 Exhibit No.                 Description
                 -----------                 -----------

                     15           Letter Regarding Unaudited Interim Financial
                                  Information

                     21.1         List of Subsidiaries.

                     23           Consent of Independent Accountants

                     27           Financial Data Schedule.

                     99.1 Continental Natural Gas, Inc. Cautionary Factors (incorporated by reference to Exhibit
                                  99.1 to Current Report in Form 8-K filed
                                  December 9, 1997, (Commission File No.
                                  022867).

                     99.2         Historical Financial Information of Taurus
                                  Energy Corp.

                     99.3         Pro Forma Financial Information

         (b) On February 6, 1998, the Company filed a Current Report on Form 8-K/A. The Form 8-K/A was filed to amend the Company's Current Report Form 8-K filed on December 9, 1997.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CONTINENTAL NATURAL GAS, INC.


Date:  May __, 1998                      By:
                                            ---------------------------------
                                             Garry D. Smith
                                             Vice President, Controller and
                                             Chief Financial and Accounting
                                             Officer

                               INDEX TO EXHIBITS

Exhibit No.                                Description
-----------                                -----------
   15            Letter Regarding Unaudited Interim Financial Information

   21.1          List of Subsidiaries

   23            Consent of Independent Accountants

   27            Financial Data Schedule

   99.1          Continental Natural Gas, Inc. Cautionary Factors (incorporated by reference to Exhibit 99.1 to Current
                 Report in Form 8-K filed December 9, 1997, (Commission File No. 022867).

   99.2          Historical Financial Information of Taurus Energy Corp.

   99.3          Pro Forma Financial Information