Form 10-Q/A
period 1998-03-31
CONTINENTAL NATURAL GAS INC
filed 1998-05-18
CIK 1038183

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q/A
                               (Amendment No. 1)



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

         The undersigned Registrant hereby amends its Form 10-Q filed on May 15, 1998, to include the date and a conformed signature on page 14 thereof. The Registrant's financial printer inadvertently filed the original Form 10-Q without inserting the proper date and inserting the necessary conforming signature. There are no other changes to the original Form 10-Q.

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


                                         CONTINENTAL NATURAL GAS, INC.


Date:  May 15, 1998                      By: /s/ GARRY D. SMITH
                                            ---------------------------------
                                             Garry D. Smith
                                             Vice President, Controller and
                                             Chief Financial and Accounting
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