Form 10-Q
period 1998-06-30
CONTINENTAL NATURAL GAS INC
filed 1998-08-14
CIK 1038183

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 1998


                         Commission File Number: 0-22867



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

         Yes   X      No
              ----        ----

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of July 31, 1998, 6,315,000 common shares, $0.1 par value, were outstanding.

                          CONTINENTAL NATURAL GAS, INC.

                                      INDEX

                                                                          PAGE
PART I.  Financial Information.
         Item 1 - Financial Statements (Unaudited)                          1
         Consolidated Condensed Balance Sheets June 30, 1998
               and December 31, 1997                                        1
         Consolidated Condensed Statements of Operations
               Three and Six Months Ended June 30, 1998 and 1997            2
         Consolidated Condensed Statements of Cash Flows
               Six Months Ended June 30, 1998 and 1997                      3
         Notes to Consolidated Condensed Financial Statements               4
         Report of Review by Independent Accountants                        6
         Item 2 - Management's Discussion and Analysis of
                   Financial Condition and Results of Operations            7
PART II. Other Information
         Item 1 - Legal Proceedings                                        13
         Item 2 - Changes in Securities                                    13
         Item 3 - Defaults Upon Senior Securities                          13
         Item 4 - Submission of Matters to a Vote of Security Holders      13
         Item 5 - Other Information                                        14
         Item 6 - Exhibits and Reports on Form 8-K                         14
Signatures

                         PART I - FINANCIAL INFORMATION


                 CONTINENTAL NATURAL GAS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                JUNE 30,     DECEMBER 31,
                                                             -------------   ------------
                                                                 1998            1997
                                                             -------------   ------------
                                                              (UNAUDITED)
                                                                    (IN THOUSANDS)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................     $  6,339      $  1,237
  Accounts receivable:
     Trade..................................................       39,921        38,184
     Affiliates.............................................        5,384         7,386
     Other..................................................        3,809         5,533
  Notes receivable -- affiliates............................           18            18
  Gas inventory.............................................        1,361         1,679
  Prepaid expenses..........................................          260           240
                                                                 --------      --------
  Total current assets......................................       57,092        54,277
Investments.................................................          479           527
Property and equipment, net of accumulated depreciation and
  amortization of $13,598 for 1998 and $10,271 for 1997.....      121,096       114,785
Deferred tax asset..........................................        6,836         7,683
Other assets................................................        1,663         1,662
                                                                 --------      --------
Total assets................................................     $187,166      $178,934
                                                                 ========      ========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................     $ 50,414      $ 48,755
  Current portion of long-term debt.........................        7,500         7,500
  Current portion of capital lease obligations..............        1,316         1,402
                                                                 --------      --------
  Total current liabilities.................................       59,230        57,657
Long-term debt..............................................       79,097        73,500
Capital lease obligations...................................        5,626         6,226
Deferred gain on sale-leaseback.............................           71           132
                                                                 --------      --------
Total liabilities...........................................      144,024       137,515
Commitments and contingencies
Shareholders' equity
  Preferred stock, $.01 par value, 5,000,000 shares
     authorized, none issued................................           --            --
  Convertible preferred stock, $1 par value, $40,000
     liquidation value, 200 shares authorized
     none outstanding ......................................           --            --
  Common stock, $.01 par value, 60,000,000 shares
     authorized and 6,621,003 shares issued ................           66            66
  Additional paid-in capital................................       34,472        34,472
  Retained earnings.........................................        9,339         7,987
  Treasury stock, at cost...................................         (204)         (204)
  Receivable from stock sale................................         (100)         (100)
  Unearned compensation associated with stock options.......         (431)         (802)
                                                                 --------      --------
  Total shareholders' equity................................       43,142        41,419
                                                                 --------      --------
Total liabilities and shareholders' equity..................     $187,166      $178,934
                                                                 ========      ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                 CONTINENTAL NATURAL GAS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                       JUNE 30,                  JUNE 30,
                                               -----------------------   -----------------------
                                                  1998         1997         1998         1997
                                               ----------   ----------   ----------   ----------
                                                     (IN THOUSANDS EXCEPT PER SHARE DATA)
Natural gas sales............................  $   50,844   $   51,705   $  111,023   $  124,661
Natural gas sales -- related party...........       4,215        4,270        8,850       10,102
Natural gas liquids sales....................      10,089        9,097       21,602       17,978
Gathering fees...............................       1,981        1,841        3,977        3,128
Other........................................         140           (9)         242            6
                                               ----------   ----------   ----------   ----------
Total operating revenue......................      67,269       66,904      145,694      155,875
                                               ----------   ----------   ----------   ----------
Operating costs and expenses:
  Cost of purchased gas......................      61,813       61,751      133,853      143,612
  Operating expenses.........................       2,508        1,518        5,221        3,077
  General and administrative.................       2,377        1,755        4,894        3,598
  Depreciation, depletion and amortization...       1,843          933        3,551        1,832
                                               ----------   ----------   ----------   ----------
  Total operating costs and expenses.........      68,541       65,957      147,519      152,119
                                               ----------   ----------   ----------   ----------
Operating income (loss)......................      (1,272)         947       (1,825)       3,756
                                               ----------   ----------   ----------   ----------
Other income (expense):
  Interest income............................          35          131           82          411
  Equity in loss of investee.................          (7)         (30)         (48)         (63)
  Interest expense...........................      (2,218)      (1,315)      (4,229)      (2,781)
  Gain on sale of gathering system...........       7,515          --         7,515          --
  Other, net.................................         225           42          720           90
                                               ----------   ----------   ----------   ----------
  Total other income (expense)...............       5,550       (1,172)       4,040       (2,343)
                                               ----------   ----------   ----------   ----------
Income before income taxes...................       4,278         (225)       2,215        1,413
Income tax (expense) benefit.................      (1,669)          86         (864)        (566)
                                               ----------   ----------   ----------   ----------
Net income (loss)............................       2,609         (139)  $    1,351   $      847
                                               ==========   ==========   ==========   ==========
Less: preferred dividends....................         --          (112)         --          (223)
                                               ----------   ----------   ----------   ----------
Net income (loss) available for common
  shareholders...............................       2,609         (251)       1,351          624
                                               ==========   ==========   ==========   ==========
Net income per common share:
  Basic......................................  $      .41   $     (.07)  $      .21   $      .17
                                               ==========   ==========   ==========   ==========
  Diluted....................................  $      .41   $     (.07)  $      .21   $      .17
                                               ==========   ==========   ==========   ==========
Weighted average common shares outstanding:
  Basic......................................   6,315,000    3,613,153    6,315,000    3,613,153
  Diluted....................................   6,344,846    3,613,153    6,355,115    3,613,153

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                 CONTINENTAL NATURAL GAS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
                                                                  (UNAUDITED)
                                                                 (IN THOUSANDS)
Cash Flows from operating activities:
  Net income................................................  $  1,351    $    847
                                                              --------    --------
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation, depletion and amortization...............     3,551       1,832
     Amortization of debt issuance costs....................       173          76
     Gain on disposition of gathering system................    (7,515)         --
     Gain on disposition of assets..........................       (61)        (61)
     Equity in loss of investee.............................        48          63
     Deferred income tax expense............................       847         536
     Noncash compensation on grant of stock options.........       371          --
     Changes in operating assets and liabilities
       Accounts receivable..................................     1,988      21,177
       Gas inventory........................................       319       1,892
       Prepaid expenses.....................................       (19)         70
       Accounts payable.....................................     1,801     (21,563)
       Contract advance.....................................        --     (20,879)
                                                              --------    --------
          Total Adjustments.................................     1,503     (16,857)
                                                              --------    --------
  Net cash provided by (used in) operating activities.......     2,854     (16,010)
                                                              --------    --------
Cash flows from investing activities:
  Proceeds from sale of gas system .........................    12,000          --
  Capital expenditures......................................   (14,488)     (6,043)
  Purchase of preferred stock investment....................     6,000          --
  Redemption of preferred stock investment..................    (6,000)         --
  Decrease in other investments.............................        --          34
                                                              --------    --------
  Net cash used in investing activities.....................    (2,488)     (6,009)
                                                              --------    --------
Cash flows from financing activities:
  Principal payments on long--term debt.....................   (40,250)       (433)
  Proceeds of long--term debt...............................    45,847       7,861
  Debt issuance costs.......................................      (175)        (83)
  Principal payments under capital lease obligations........      (686)       (579)
                                                              --------    --------
  Net cash provided by financing activities.................     4,736       6,766
                                                              --------    --------
  Net increase (decrease) in cash and cash equivalents......     5,102     (15,476)
  Cash and cash equivalents at beginning of the period......     1,237      21,077
                                                              --------    --------
  Cash and cash equivalents at end of the period............  $  6,339       5,601
                                                              ========    ========

                 The accompanying notes are integral part of the
                       consolidated financial statements.

                          CONTINENTAL NATURAL GAS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PREPARATIONS AND PRESENTATION

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary (all adjustments are of a normal recurring nature) to present fairly the financial position of the Company as of June 1998 and the results of its operations for the three and six month periods ended June 30, 1998, and 1997 and cash flows for the six months ended June 1998 and 1997. Results for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be realized during the full year. The year end consolidated balance sheet data was derived from the audited financial statements (included in the Company's Annual Report on Form 10-K) but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements as of and for the year ended December
31, 1997 included in the Form 10-K.

     Certain reclassifications have been made to the 1997 financial statement amounts to conform to the 1998 presentation.

NOTE 2 -- MERGER WITH CMS

     On August 3, 1998, the Company announced the completion of an agreement with CMS Energy Corporation ("CMS") in which CMS will acquire 100 percent of the Company's common stock in exchange for shares of CMS common stock totaling approximately $65 million. The agreement is subject to ratification by the holders of a majority of the Company's stock. The majority shareholders have announced their intentions to vote in favor of the transaction and expect to close the transaction early in the fourth quarter.

NOTE 3 -- EARNINGS PER SHARE

     The following data shows the amounts used in computing earnings per share.


                                        For the 3 Months Ended June 30, 1998
                                     ------------------------------------------
                                        Income     Weighted Shares   Per-Share
                                      (Numerator)   (Denominator)     Amount
                                     ------------------------------------------
Basic earnings per common share        $2,609,015      6,315,000       .41
                                                                    ========
Effect of dilutive stock options             --           29,846
                                     ------------     ----------
Diluted earnings per common share      $2,609,015      6,344,846       .41
                                     ============     ==========    ========


                                       For the 3 Months Ended June 30, 1997
                                     ------------------------------------------
                                         Loss      Weighted Shares   Per-Share
                                      (Numerator)   (Denominator)     Amount
                                     ------------------------------------------
Net Income                         $     (139,510)
Less: Preferred stock dividends          (111,750)
                                     ------------

Basic earnings per common share          (251,260)     3,613,153    $  (0.07)
                                     ------------     ----------    --------
Diluted earnings per common share    $   (251,260)     3,613,153    $  (0.07)
                                     ============     ==========    ========


                                        For the 6 Months Ended June 30, 1998
                                     ------------------------------------------
                                        Income     Weighted Shares   Per-Share
                                      (Numerator)   (Denominator)     Amount
                                     ------------------------------------------
Basic earnings per common share        $1,351,602      6,315,000       .21
                                                                    ========
Effect of dilutive stock options             --           40,115
                                     ------------     ----------
Diluted earnings per common share      $1,351,602      6,355,115       .21
                                     ============     ==========    ========

                                       For the 6 Months Ended June 30, 1997
                                     ------------------------------------------
                                        Income     Weighted Shares   Per-Share
                                      (Numerator)   (Denominator)     Amount
                                     ------------------------------------------
Net Income                           $    847,018
Less: Preferred stock dividends          (223,500)
                                     ------------

Basic earnings per common share           623,518      3,613,153    $    .17
                                     ------------     ----------    --------
Diluted earnings per common share    $    623,518      3,613,153    $    .17
                                     ============     ==========    ========

Options on 31,000 shares of common stock with an average exercise price of $11.41 were not included in the computation of diluted earnings per share for three and six months ended June 30, 1998 because their effect would have been antidilutive. Contingently issuable options on 204,000 shares of common stock with an exercise price of $.26 were not included in the computation of diluted earnings per share for 1998 and 1997 in accordance with the provisions of FAS 128.

NOTE 4 -- INVESTMENTS

     On January 23, 1998, the Company entered into an agreement with Gothic Energy Corporation ("Gothic") to acquire interests in four natural gathering systems and $6 million of Gothic Senior Redeemable Preferred Stock for a total purchase price of $12 million. The closing of these purchase transactions was consummated in January and March of 1998.

     On April 27, 1998, the Preferred Stock was redeemed by Gothic for $6 million plus related fees and dividends.

NOTE 5 -- SALE OF GAS SYSTEM

     On May 29 (effective as of June 1), 1998, the Company sold a gas system for approximately $12 million, resulting in a gain on sale of approximately $7.5 million.

NOTE 6 -- CONTINGENCIES

     On May 31, 1998, the Company was served with a summons in a lawsuit initiated by Aurora National Gas, L.L.C. and filed in Dallas, Texas (Aurora Natural Gas L.L.C. v. Continental Natural Gas, Inc. and Gary C. Adams, Case No. DV-98-3831, District Court of Dallas County, Texas, 68th Judicial District). The Company has removed the case to federal court in Dallas, Texas and has filed pleadings to (i) dismiss Gary C. Adams as a defendant and (ii) transfer the case to federal court in Tulsa, Oklahoma. Aurora has filed a motion in federal court to remand the case to state court. The Company does not know whether any of these motions will be granted.

     Aurora's lawsuit is based on a gas purchase contract which the Company entered into with Gothic on January 23, 1998. Aurora alleges that it had a prior contract with Gothic and that the Company "tortiously interfered" with Aurora's contract. This lawsuit is in the early stages of discovery it is not possible to fully evaluate Aurora's claims. After consultation with the Company's trial counsel, management believes that the Company will prevail on the claims made by Aurora and intends to vigorously defend this lawsuit--accordingly, the outcome of this lawsuit is not likely to have a material effect on the financial condition, results of operations or prospects of the Company. However, the Company cannot guarantee an outcome favorable to the Company.

     At June 30, 1998, the Company had net operating loss carryforwards (NOLs) totaling approximately $40.0 million for regular tax purposes and $40.0 million for alternative minimum tax purposes. If not utilized, these carryforwards will expire from 2000 to 2012. Due to the lack of existing legal precedent with respect to the tax rules governing the Company's NOLs, both the availability of approximately $10.0 million of the Company's NOLs and its prior utilization of NOLs (totaling approximately $34.0 million) may be challenged. Disallowance of the use of the NOLs would result in certain taxes associated with prior utilization of the NOLs being currently payable. In March of 1998, the Company received notification that the Internal Revenue plans to audit the Company's 1995 tax return.

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

NOTE 7 -- NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("FAS 131"). FAS 131 amends standards regarding the disclosure of information on business segments in annual financial statements and also requires selected financial information on segments for interim financial statements. FAS 131 will become effective for the Company when the annual financial statements are filed for 1998. Since this Statement requires only additional disclosure, there will be no effect on the Company's results of operations or financial position.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 is effective for fiscal years beginning after June 15, 1999, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. FAS 133 standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. Upon the Statement's initial application, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company does not believe adoption of the new standard will have a material impact on its financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

     We have reviewed the accompanying consolidated balance sheet of Continental Natural Gas, Inc. and Subsidiaries as of June 30, 1998, and the related consolidated statements of operations for the three and six months ended June 30, 1998 and 1997, and cash flows for the six months ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Continental Natural Gas, Inc and subsidiaries at December 31, 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended (not presented herein); and our report dated March 27, 1998 expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet at December 31, 1997, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


                                            PRICEWATERHOUSECOOPERS LLP

Tulsa, Oklahoma
August 13, 1998

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

         Fluctuations in the price levels of natural gas and natural gas liquids ("NGLs") also affect results of operations since the Company generally receives a portion of the natural gas and NGLs revenue from natural gas throughput. In the first half of 1998, natural gas prices relative to low NGLs prices created a significant negative impact on operating results. Most of the Company's operating expenses do not vary materially with changes in natural gas throughput volume on existing systems; thus, increases or decreases in volumes on existing systems generally have a direct effect on the Company's profitability. Conversely, operating expenses such as compression rental and compression maintenance expenses vary with volume changes as compressor units are added or removed accordingly.

          During the second quarter of 1998, the Company sold its interest in the Sycamore gas gathering system for $12 million. The sale resulted in a gain of approximately $7.5 million--$9 million in proceeds from the sale were applied to the Company's outstanding indebtedness under its Credit Agreement (as defined below). The remainder of the proceeds were used for capital expenditures.

         Second Quarter Ended June 30, 1998 Compared to Second Quarter Ended June 30, 1997

         Revenues. Total operating revenue increased to $67.3 million for the second quarter of 1998 as compared to $66.9 million for the same period in 1997. Total natural gas sales decreased to $55.1 million for the second quarter of 1998 from $56.0 million for the same period in 1997 as a result of a $6.2 million price-related increase due to average sales prices of $2.48 per Mcf in 1998 compared to $2.20 per Mcf in 1997 and a $7.1 million volume-related decrease due to sales of 243.7 MMcf/d in 1998 compared to 279.0 MMcf/d in 1997. This decrease in volume resulted from decreases in both off-system and on-system gas marketing sales.

         NGL sales increased 11% to $10.1 million for the second quarter of 1998 as compared to $9.1 million for the same period last year as a result of a $3.4 million price-related decrease due to average NGL sales prices of $.26 per gallon in 1998 compared to $.35 per gallon in 1997 and a $4.4 million volume-related increase due to increased natural gas processing throughput.

         The Company earned gathering fees of $2.0 million for the second quarter of 1998 as compared to $1.8 million for the same period in 1997 as a result of increased fees from the Company's gathering assets located in the Texas panhandle (the "Texas Gathering Assets") and gathering systems acquired from Gothic Energy Corporation ("Gothic") during the first quarter of 1998.

         Costs and Expenses. Total operating costs and expenses increased to $68.5 million for the second quarter of 1998 as compared to $66.0 million for the same period in 1997. Total natural gas costs were unchanged at $61.8 million in 1998 as compared to 1997 as a result of a $4.7 million price-related increase due to average purchase prices of $2.39 per Mcf in 1998 compared to $2.21 per Mcf in 1997 and a $4.7 million volume-related decrease due to purchases of 284.1 MMcf/d in 1998 compared to 307.3 MMcf/d in 1997. This decrease in volume resulted from decreases in both off-system and on-system gas marketing purchases.

         Operating expenses increased to $2.5 million for the second quarter of 1998, from $1.5 million during the same period in 1997. This increase was due primarily to operating activities from the acquisition of Taurus Energy Corp. ("Taurus") which the Company closed during the fourth quarter of 1997.

         General and administrative expenses increased 35% to $2.4 million for the second quarter of 1998 from $1.8 million in the same period last year. This increase was due primarily to the addition of administrative support activities and related expenses associated with the Taurus acquisition.

         Depreciation, depletion and amortization increased 100% to $1.8 million for the second quarter of 1998 from $0.9 million for the same period in 1997 principally due to the acquisition of Taurus.

         Other Income (Expense). Interest income decreased to $35,000 for the second quarter of 1998 from $131,000 for the same period in 1997 due to decreased cash investments. During these same time periods, interest expense increased 69% to $2.2 million from $1.3 million due primarily to additional debt incurred to finance the Taurus, Laverne plant and Gothic acquisitions. In addition, the Company recognized a $7.5 million gain from the sale of the Sycamore gas gathering system.

         Income Taxes. The Company had income tax expense of $1.7 million for the second quarter of 1998 as compared to a $86,000 benefit for 1997.

         Six Months Ended June 30, 1998 Compared to Six Months Ended June 30,
1997

         Revenues. Total operating revenue decreased 7% to $145.7 million for the six months ended June 30, 1998 as compared to $155.9 million for the same period in 1997. Total natural gas sales decreased 11% to $119.9 million for the six months ended June 30, 1998 from $134.8 million for the same period in 1997 as a result of a $12.4 million price-related decrease due to average sales prices of $2.46 per Mcf in 1998 compared to $2.72 per Mcf in 1997 and a $2.5 million volume-related decrease due to sales of 269.0 MMcf/d in 1998 compared to
274.0 MMcf/d in 1997. This decrease in volume resulted from decreases in on-system gas marketing sales offset by increases in off-system gas marketing sales.

         NGL sales increased 20% to $21.6 million for the six months ended June 30, 1998 as compared to $18.0 million for the same period last year as a result of a $6.1 million price-related decrease due to average NGL sales prices of $.28 per gallon in 1998 compared to $.36 per gallon in 1997 and a $9.7 million volume-related increase due to increased natural gas processing throughput.

         The Company earned gathering fees of $4.0 million for the six months ended June 30, 1998 as compared to $3.1 million for the same period in 1997 as a result of increased fees from the Texas Gathering Assets and the gathering systems acquired from Gothic.

         Costs and Expenses. Total operating costs and expenses decreased to $147.5 million for the six months ended June 30, 1998 as compared to $152.1 million for the same period in 1997. Total natural gas costs decreased 7% to $133.9 million in 1998 from $143.6 million in 1997 as a result of a $14.5 million price-related decrease due to average purchase prices of $2.38 per Mcf in 1998 compared to $2.63 per Mcf in 1997 and a $4.8 million volume-related increase due to purchases of 311.1 MMcf/d in 1998 compared to 301.1 MMcf/d in 1997. This increase in volume resulted from increases in off-system gas marketing purchases offset by decreases in on-system gas marketing purchases.

         Operating expenses increased to $5.2 million for the six months ended June 30, 1998 from $3.1 million for the same period in 1997. This was due mainly to operating activities from the acquisition of Taurus.

         General and administrative expenses increased 36% to $4.9 million for the six months ended June 30, 1998 from $3.6 million in the same period last year. This increase was due primarily to compensation expense of $0.4 million related to the Company's Employee Stock Plan and the addition of administrative support activities and other related expenses associated with the Taurus acquisition.

         Depreciation, depletion and amortization increased 94% to $3.5 million for the six months ended June 30, 1998 from $1.8 million for the same period in 1997 principally due to the acquisition of Taurus.

         Other Income (Expense). Interest income decreased to $81,000 for the six months ended June 30, 1998 from $411,000 million for the same period in 1997 due to decreased cash investments. During these same time periods, interest expense increased 50% to $4.2 million from $2.8 million due primarily to additional debt incurred to finance the Taurus, Laverne plant and Gothic acquisitions. In addition, the Company recognized $.6 million from fees and dividends earned on the Gothic Senior Redeemable Preferred Stock investment and a $7.5 million gain from the sale of the Sycamore gathering system acquired from Gothic in January of 1998.


         Income Taxes. The Company had income tax expense of $.9 million for the six months ended June 30, 1998 as compared to $ .6 million for 1997.

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

         The following summary table reflects comparative cash flows for the Company for the six months ended June 30, 1998 and 1997:

                                      Six Months Ended
                                          June 30,

                                     1998         1997
                                       (in thousands)
Net cash provided by (used in)
operating activities .........       2,854      (16,010)

Net cash provided by (used in)
investing activities .........      (2,488)      (6,009)

Net cash provided by (used in)
financing activities .........       4,736        6,766

         The increase in net cash provided by operating activities for the period ended June 30, 1998 as compared to the same period in 1997, was mainly attributable to changes in working capital. Excluding net changes in working capital components, the Company's operating activities used cash of $1.2 million for this period in 1998 and generated cash of $3.3 million in 1997.

         Cash used in investing activities for the six months ended June 30, 1998 was primarily for the $12.0 million Gothic acquisition including interests in four gas gathering systems and $6.0 million of Gothic Senior Redeemable Preferred Stock. In addition, the Company acquired additional interests in the Laverne gas processing plant for $3.0 million. Cash generated by investing activities included the $6.0 million redemption of the Gothic Senior Redeemable Preferred Stock and proceeds from the sale of the Sycamore gathering system for $12.0 million. Cash used in investing activities for the same period in 1997 was mainly for expansion projects on the Texas Gathering Assets.

         Cash provided by financing activities for the six months ended June 30, 1998 resulted from borrowings under the Company's revolving loan facility and the Bridge Loan (see below) used for working capital requirements and funding the Gothic acquisition. Cash provided by financing activities for the same period in 1997 resulted mainly from borrowings under the Company's revolving loan facility used for working capital requirements and funding various capital projects.

         Fluctuations of natural gas prices in relation to the price of NGL's experienced by the Company have negatively impacted the Company's operating results and the associated operating cash flows. Continued depressed margins (and consequent negative operating cash flows) could delay or limit the Company's planned capital expenditures, negatively impact the Company's ability to service its debt or limit the Company's ability to fund working capital requirements. Consequently, the Company may be required to seek additional sources of funding.

         At June 30, 1998, the Company had net operating loss carryforwards
(NOLs) totaling approximately $40.0 million for regular tax purposes and $40.0 million for alternative minimum tax purposes. If not utilized, these carryforwards will expire from 2000 to 2012. Due to the lack of existing legal precedent with respect to the tax rules governing the Company's NOLs, both the availability of approximately $10.0 million of the Company's NOLs and its prior utilization of

NOLs (totaling approximately $34.0 million) may be challenged. Disallowance of the use of the NOLs would result in certain taxes associated with prior utilization of the NOLs being currently payable. In March of 1998, the Company received notification that the Internal Revenue plans to audit the Company's 1995 tax return.

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

         Financing Facilities. The Company entered into an Amended and Restated Credit Agreement (the "Credit Agreement") with ING (U.S.) Capital Corporation as of November 25, 1997 (in turn, the Credit Agreement has been syndicated to other lenders). The Credit Agreement contains a revolving loan facility and a term loan facility. The revolving facility has a maximum borrowing base of $25.0 million which had outstanding borrowings of $21.3 million as of June 30, 1998. The revolving facility contains a sub-limit permitting the Company to issue Letters of Credit amounting, in the aggregate, to $18.0 million. As of June 30, 1998, the aggregate amount outstanding under the Letters of Credit was $3.7 million. Under the term loan facility approximately $65.2 million was outstanding as of June 30, 1998. Interest rates under both the revolving facility and term facility are variable, at the Company's election, at: (i) up to 3/4% (depending upon the Company's financial performance) above the greater of (x) the arithmetic average of the prime rates announced by Chase Manhattan Bank, Citibank, N.A. and Morgan Guaranty Trust Company of New York or (y) the federal funds rate as published by the Federal Reserve Bank of New York plus 1/2%; or (ii) 1.375% to 2.5% (depending upon the Company's financial performance) above the London Interbank Offered Rate (LIBOR). Current interest payments on the revolving and term loan facility began on December 31, 1997. Repayments of principal under the term facility began on March 31, 1998.

         The Credit Agreement includes covenants regarding various financial and legal matters. A breach of these covenants could constitute a default under the Credit Agreement resulting in the Company's indebtedness becoming immediately due and payable and entitling the lenders under the Credit Agreement to foreclose against collateral pledged by the Company. For the quarter ending June 30, 1998, the Company requested and obtained waivers of certain of the financial covenants contained in the Credit Agreement. There can be no assurance that if the Company violates covenants that the Company's lenders will grant such waivers in the future and, if such waivers are not granted, all of the Company's indebtedness under the Credit Agreement would become immediately due and payable.

         On February 11, 1998, the Company entered into a Subordinated Secured Bridge Note (the "Bridge Loan") with ING (U.S.) Capital Corporation in the amount of $3.0 million. The purpose of the Bridge Loan was to fund short term capital requirements of the Company. Lender's under the Credit Agreement consented to the Bridge Loan. Amounts outstanding under the Bridge Loan were to bear interest at: (i) the arithmetic average of the base rates announced publicly by the Chase Manhattan Bank (National Association), Citibank, N.A. and Morgan

Guaranty Trust Company, plus (ii) four percent (4%). Interest on the Bridge Loan was payable on the first day of each month with a final maturity of April 30, 1998. Although the Company had the option to extend the maturity of the Bridge Loan until January 31, 2008, the Bridge Loan was paid in full April 30, 1998.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         On May 31, 1998, the Company was served with a summons in a lawsuit initiated by Aurora National Gas, L.L.C. and filed in Dallas, Texas (Aurora Natural Gas L.L.C. v. Continental Natural Gas, Inc. and Gary C. Adams, Case No. DV-98-3831, District Court of Dallas County, Texas, 68th Judicial District). The Company has removed the case to federal court in Dallas, Texas and has filed pleadings in federal court to (i) dismiss Gary C. Adams as a defendant and (ii) transfer the case to federal court in Tulsa, Oklahoma. Aurora has filed a motion in federal court to remand the case to state court. The Company does not know whether any of these motions will be granted.

         Aurora's lawsuit is based on a gas purchase contract which the Company entered into with Gothic on January 23, 1998. Aurora alleges that it had a prior contract with Gothic and that the Company "tortiously interfered" with Aurora's contract. This lawsuit is in the early stages of discovery it is not possible to fully evaluate Aurora's claims. After consultation with the Company's trial counsel, management believes that the Company will prevail on the claims made by Aurora and intends to vigorously defend this lawsuit--accordingly, the outcome of this lawsuit is not likely to have a material effect on the financial condition, results of operations or prospects of the Company. However, the Company cannot guarantee an outcome favorable to the Company.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults upon Senior Securities.

         The Company's Credit Agreement includes various financial covenants. A breach of these covenants constitutes a default under the Credit Agreement resulting in the Company's indebtedness becoming immediately due and payable. The Company was in violation of some of these financial covenants for the quarters ending March 31, 1998 and June 30, 1998. The Company requested and obtained waivers of such financial covenants from its lenders. There can be no assurance that the Company's lenders will grant such waivers in the future and, if such waivers are not granted, all of the Company's indebtedness under the Credit Agreement would become immediately due and payable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         At the Annual Meeting of Shareholders held on June 8, 1998, the following proposals were adopted by the margins indicated:

         1. To elect two Class I directors to hold office for a three-year term expiring at the Annual Meeting of Shareholders occurring in the year 2001 or until the election and qualification of their respective successors.

                                           Number of Shares
                                       For                Withheld
                                       ---                --------
         Scott C. Longmore          5,673,644             102,550
         Terry K. Spencer           5,676,144             100,050

         The Company's Class II Directors, Garry D. Smith and William H. Bauch, continued to hold their offices for a term which expires as of the Company's 1999 Annual Meeting of Shareholders. The Company's Class III, Directors, Gary C. Adams and William W. Pritchard, continued to hold their offices for a term which expires as of the Company's 2000 Annual Meeting of Shareholders.

         2. To ratify the selection of Coopers & Lybrand, L.L.P. as the Company's independent accountants for the fiscal year ending December 31, 1998.


                                      Number of Shares
                               For        Against      Abstain
                               ---        -------      -------
                           5,766,884      5,900         3,410

Item 5.  Other Information.

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

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Attached hereto are the following Exhibits:

                  Exhibit No.               Description
                  -----------               -----------

                     10.1        Purchase and Sale Agreement for Sycamore Gas
                                 System (A General Partnership) by and between
                                 Oneok Producer Services, Inc. and
                                 Continental/Oklahoma Natural Gas Gathering,
                                 L.L.C. dated May 29, 1998.

                     15          Letter Regarding Unaudited Interim Financial
                                 Information

                     27          Financial Data Schedule

                     99.1        Continental Natural Gas, Inc. Cautionary
                                 Factors (incorporated by reference to Exhibit
                                 99.1 to Current Report in Form 8-K filed
                                 December 9, 1997, (Commission File No. 022867).

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CONTINENTAL NATURAL GAS, INC.


Date: August 13, 1998               By: /s/ GARRY D. SMITH
                                       -----------------------------------------
                                       Garry D. Smith
                                       Vice President-Controller and Chief
                                       Financial and Accounting Officer

                                INDEX TO EXHIBITS

Exhibit No.                      Description
-----------                      -----------
    10.1          Purchase and Sale Agreement for Sycamore Gas System (A
                  General Partnership) by and between Oneok Producer Services,
                  Inc. and Continental/Oklahoma Natural Gas, L.L.C. dated May
                  29, 1998.

    15            Letter Regarding Unaudited Interim Financial Information

    27            Financial Data Schedule

    99.1          Continental  Natural Gas, Inc.  Cautionary Factors  (incorporated by reference to Exhibit 99.1 to Current Report in Form 8-K filed December 9, 1997,
                  (Commission File No. 022867).